Form 10-Q
period 2009-01-31
Oreon Rental Corp
filed 2009-03-16
CIK 1451929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number 333-156077


                            OREON RENTAL CORPORATION
             (Exact name of registrant as specified in its charter))

         Nevada                          7350                     98-0599151
(State or other jurisdiction   (Primary Standard Industrial      (IRS Employer
     of organization)              Classification Code)        Identification #)

                        1 Staryi Rynok Street, Suite # 41
                            Ternopil, Ukraine, 282001
                               Tel.011380506081534
    (Address, including zip code, and telephone number, including area code, of registrants principal executive offices)

                          Business Filings Incorporated
                            6100 Neil Road, Suite 500
                               Reno, Nevada 89511
                                 (608) 827-5300
            (Name, address, including zip code, and telephone number,
                   including area code, of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,510,000 as of March 03, 2009

FINANCIAL STATEMENTS

Oreon Rental Corporation
(A Development Stage Company)

                                                                           Index
                                                                           -----

Unaudited Balance Sheets as of January 31, 2009 and October 31, 2008.......   3

Unaudited Statements of Operations for the three months ended
January 31, 2009 and the period from October 16, 2008 (inception)
through January 31, 2009...................................................   4

Unaudited Statements of Cash Flows for the three months ended
January 31, 2009 and the period from October 16, 2008 (inception)
through January 31, 2009...................................................   5

Unaudited Statement of Changes in Stockholders' Equity (Deficit)...........   6

Notes to the Unaudited Financial Statements................................   7

                            Oreon Rental Corporation
                          (A Development Stage Company)
                                 Balance Sheets
                   As of January 31, 2009 and October 31, 2008
                                   (Unaudited)

                                                                               January 31,        October 31,
                                                                                  2009               2008
                                                                                --------           --------
ASSETS

Current Assets
  Cash                                                                          $ 25,326           $    100
                                                                                --------           --------

Total Assets                                                                    $ 25,326           $    100
                                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                              $    476           $     --
  Due to related parties                                                             719                719
                                                                                --------           --------
                                                                                   1,195                719

Stockholders' Equity (Deficit)
  Common stock, 75,000,000 shares authorized, $.00001 par value,
   2,510,000 and 2,000,000 shares issued and outstanding, respectively                25                 20
  Additional paid-in capital                                                      27,477                482
  Deficit accumulated during the development stage                                (3,371)            (1,121)
                                                                                --------           --------

Total Stockholders' Equity (Deficit)                                              24,131               (619)
                                                                                --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                            $ 25,326           $    100
                                                                                ========           ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Oreon Rental Corporation
                          (A Development Stage Company)
                            Statements of Operations
         For the Three Months Ended January 31, 2009 and the period from
              October 16, 2008 (Inception) Through January 31, 2009
                                   (Unaudited)

                                                             For the three       October 16, 2008
                                                             months ended      (inception) through
                                                              January 31,          January 31,
                                                                 2009                 2009
                                                              ----------           ----------
Operating Expenses
  Consulting services                                         $      750           $    1,000
  General and administrative                                         149                  179
  Rent                                                               750                1,000
  Legal and accounting                                               601                1,190
  Interest Expense                                                    --                    2
                                                              ----------           ----------

Total Expenses                                                     2,250                3,371
                                                              ----------           ----------

Net Loss                                                      $   (2,250)          $   (3,371)
                                                              ==========           ==========

Net Loss Per Common Share - Basic and Diluted                 $    (0.00)
                                                              ==========

Weighted Average Number of Common Shares Outstanding           2,205,957
                                                              ==========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Oreon Rental Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
         For the Three Months Ended January 31, 2009 and the period from
              October 16, 2008 (Inception) Through January 31, 2009
                                   (Unaudited)

                                                     For the three       October 16, 2008
                                                     months ended      (inception) through
                                                      January 31,          January 31,
                                                         2009                 2009
                                                       --------             --------
Operating Activities
  Net loss                                             $ (2,250)            $ (3,371)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Donated consulting services and expenses             1,500                2,000
     Imputed interest on due to directors                    --                    2
  Changes in operating assets and liabilities
     Increase in accounts payable                           476                  476
                                                       --------             --------

Net Cash Used in Operating Activities                      (274)                (893)
                                                       --------             --------
Financing Activities
  Increase in due to directors                               --                  719
  Proceeds from the sale of common stock                 25,500               25,500
                                                       --------             --------

Net Cash Provided by Financing Activities                25,500               26,219
                                                       --------             --------

Increase in Cash                                         25,226               25,326

Cash - Beginning of Period                                  100                   --
                                                       --------             --------

Cash - End of Period                                   $ 25,326             $ 25,326
                                                       ========             ========

Supplemental Disclosures:
  Interest paid                                              --                   --
  Income taxes paid                                          --                   --
                                                       ========             ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Oreon Rental Corporation
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
    For the Period from October 16, 2008 (Inception) Through January 31, 2009
                                   (Unaudited)

                                                                         Additional
                                                 Common Stock             Paid-in       Accumulated
                                               Shares       Amount        Capital         Deficit        Total
                                               ------       ------        -------         -------        -----
Balances at October 16, 2008                        --      $   --       $     --        $     --       $     --
Issuance of founder's shares                 2,000,000          20            (20)             --             --
Contributed rent and consulting services            --          --            500              --            500
Imputed Interest                                    --          --              2              --              2
Net loss                                            --          --             --          (1,121)        (1,121)
                                             ---------      ------       --------        --------       --------
Balances at October 31, 2008                 2,000,000          20            482          (1,121)          (619)
                                             =========      ======       ========        ========       ========

Issuance of shares for cash                    510,000           5         25,495              --         25,500
Contributed rent and services                       --          --          1,500              --          1,500
Net loss                                            --          --             --          (2,250)        (2,250)
                                             ---------      ------       --------        --------       --------

Balances at January 31, 2009                 2,510,000      $   25       $ 27,477        $ (3,371)      $ 24,131
                                             =========      ======       ========        ========       ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Oreon Rental Corporation
                        Notes to the Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Oreon Rental Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Oreon's audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Oreon's 2008 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Oreon will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Oreon be unable to continue as a going concern. As of January 31, 2009, Oreon has not generated revenues and has accumulated losses of $3,371 since inception. The continuation of Oreon as a going concern is dependent upon the continued financial support from its shareholders, the ability of Oreon to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Oreon's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended January 31, 2009, Oreon recognized a total of $1,500 for donated rent and consulting services provided by the President and Director of the Company. These transactions are recorded as a contribution to additional paid in capital.

As of January 31, 2009, Oreon owes a director $719 for a loan, which is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest is not recorded due to the amount being immaterial.

NOTE 4 - COMMON STOCK

Oreon issued 2,000,000 shares of common stock (founder's shares) on October 16, 2008 to the President and Director of the Company.

During the quarter ended January 31, 2009 Oreon issued 510,000 common shares at $0.05 per share, for proceeds of $25,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

The following discussion and analysis provides information which management of Oreon Rental Corporation (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

PLAN OF OPERATION

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin our operations. In January 2009 we raised $25,500 in our public offering of common stock.

Our goal is to commence our operations. We intend to accomplish the foregoing through the following milestones:

     1. We plan immediately to start marketing research of our business. We believe it will be completed within 120 days and it will cost between $3,000 to $5,000.

     2. After completion of our marketing research, we will immediately begin to develop our website. We believe that our website can be fully operational within 90 days and it will cost between $2,000 and $4,000.

     3. After our website is established, we intend to market our business to potential customers or investors through our website and by personal contact through Ms. Protskiv, our president.

Within 240 days after we complete our public offering, we should be in the position to establish our electronic rental store in Ternopil, Ukraine.

In summary, our website should be fully operational within 210 days and we should begin our operations in 240 days of completing our offering.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not yet generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

In addition to this offering, we are seeking equity financing in order to obtain the capital required to implement our business plan.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION ON OCTOBER 16, 2008 TO JANUARY 31, 2009

During this period we incorporated the company, hired an attorney and an auditor for the preparation of this registration statement. We also prepared an internal business plan. Our loss since inception is $ 3,371 of which $ 1,190 is for legal and accounting fees, $1,000 is for rent, $1,000 is for consulting services, and $179 is for filing fees and general office expenses.

Since inception, we have issued 2,000,000 shares of common stock to our sole officer and director. During the quarter ended January 31, 2009, the company sold 510,000 shares of common stock at a price of $0.05 per share for cash proceeds of $25,500.

LIQUIDITY AND CAPITAL RESOURCES

Money that we raised in our public offering will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we are unable to successfully attract customers to utilize our electronics rental services, we may use up the proceeds from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to continue our operations. At present, we have not made any arrangements to raise additional capital, other than through this offering.

Since inception, we have issued 2,510,000 shares of our common stock and received $25,500.

We issued 2,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $20. This was accounted for as an acquisition of shares. Ms. Protskiv covered our initial expenses of $1,369 for incorporation, accounting and legal fees. The amount owed to Ms. Protskiv is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Protskiv is oral and there is no written document evidencing the agreement.

Since inception, the company sold 510,000 shares of common stock at a price of $0.05 per share for cash proceeds of $25,500.

As of January 31, 2009, our total assets were $25,326 and our total liabilities were $1,195.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

 Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 22, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective, file number 333-156077, permitting us to offer up to 2,000,000 shares of common stock at $0.05 per share. There is no underwriter involved in our public offering.

On January 2, 2009 we completed our public offering and raised $25,500 by selling 510,000 shares of common stock. Since then we have used the proceeds as follows:

             General & Administrative                      $   274
             Bank balance as of  October 31, 2008           25,326
                                                           -------

             TOTAL:                                        $25,600
                                                           =======

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.                        Document Description
-----------                        --------------------

  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of March, 2009.

                          Oreon Rental Corp.
                            (Registrant)


                          BY: /s/ Dzvenyslava Protskiv
                              --------------------------------------------------
                              Dzvenyslava Protskiv
                              President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

                                  EXHIBIT INDEX

Exhibit No.                        Document Description
-----------                        --------------------

  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.