Form 10-Q
period 2009-04-30
Oreon Rental Corp
filed 2009-06-15
CIK 1451929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number 333-156077


                            OREON RENTAL CORPORATION
             (Exact name of registrant as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,510,000 as of June 03, 2009

FINANCIAL STATEMENTS

Oreon Rental Corporation

April 30, 2009

                                                                           Index
                                                                           -----

Balance Sheets.........................................................      3

Statements of Operations...............................................      4

Statements of Cash Flows...............................................      5

Statement of Changes in Stockholders' Equity (Deficit).................      6

Notes to the Financial Statements......................................      7

                            Oreon Rental Corporation
                         (A Development Stage Company)
                                 Balance Sheets
                   As of April 30, 2009 and October 31, 2008
                                  (Unaudited)

                                                                                April 30,         October 31,
                                                                                  2009               2008
                                                                                --------           --------
ASSETS

Current Assets
  Cash                                                                          $ 20,789           $    100
                                                                                --------           --------

Total Assets                                                                    $ 20,789           $    100
                                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                              $  5,476           $     --
  Due to related parties                                                             719                719
                                                                                --------           --------
                                                                                   6,195                719
Stockholders' Equity (Deficit)
  Common stock, 75,000,000 shares authorized, $.00001 par value,
   2,510,000 and 2,000,000 shares issued and outstanding, respectively                25                 20
  Additional paid-in capital                                                      28,977                482
  Deficit accumulated during the development stage                               (14,408)            (1,121)
                                                                                --------           --------

Total Stockholders' Equity (Deficit)                                              14,594               (619)
                                                                                --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                            $ 20,789           $    100
                                                                                ========           ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Oreon Rental Corporation
                          (A Development Stage Company)
                            Statements of Operations
        For the Three Months and Six Months Ended April 30, 2009 and from
               October 16, 2008 (Inception) Through April 30, 2009
                                   (Unaudited)

                                                                                               October 16, 2008
                                                       For the three        For the six          (inception)
                                                       months ended         months ended           through
                                                         April 30,            April 30,            April 30,
                                                           2009                 2009                 2009
                                                        ----------           ----------           ----------
Operating Expenses
  Consulting services                                   $    5,750           $    6,500           $    6,750
  General and administrative                                 4,537                4,686                4,718
  Rent                                                         750                1,500                 1750
  Legal and accounting                                          --                  601                1,190
                                                        ----------           ----------           ----------
Total Expenses                                              11,037               12,287               14,408
                                                        ----------           ----------           ----------

Net Loss                                                $  (11,037)          $  (13,287)          $  (14,408)
                                                        ==========           ==========           ==========

Net Loss Per Common Share - Basic and Diluted           $    (0.00)          $    (0.01)
                                                        ==========           ==========

Weighted Average Number of Common Shares Outstanding     2,205,957            2,355,459
                                                        ==========           ==========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Oreon Rental Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                  For the Six Months Ended April, 2009 and from
               October 16, 2008 (Inception) Through April 30, 2009
                                   (Unaudited)

                                                                      October 16, 2008
                                                     For the six        (inception)
                                                     months ended         through
                                                       April 30,          April 30,
                                                         2009               2009
                                                       --------           --------
Operating Activities
  Net loss                                             $(13,287)          $(14,408)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Donated consulting services and expenses             3,000              3,500
     Imputed interest on due to directors                    --                  2
  Changes in operating assets and liabilities
     Increase in accounts payable                         5,476              5,476
                                                       --------           --------

Net Cash Used in Operating Activities                    (4,811)            (5,430)
                                                       --------           --------
Financing Activities
  Increase in due to directors                               --                719
  Proceeds from the sale of common stock                 25,500             25,500
                                                       --------           --------

Net Cash Provided by Financing Activities                25,500             26,219
                                                       --------           --------

Increase (decrease) in Cash                              20,689             20,789

Cash - Beginning of Period                                  100                 --
                                                       --------           --------

Cash - End of Period                                   $ 20,789           $ 20,789
                                                       ========           ========

Supplemental Disclosures:
  Interest paid                                        $     --           $     --
  Income taxes paid                                          --                 --
                                                       ========           ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Oreon Rental Corporation
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
     For the Period From October 16, 2008 (Inception) Through April 30, 2009

                                                                      Additional
                                                 Common Stock          Paid-in      Accumulated
                                              Shares      Amount       Capital        Deficit         Total
                                              ------      ------       -------        -------         -----
Balances at October 16, 2008                       --     $   --      $      --      $      --      $      --
Issuance of founder's shares                2,000,000         20            (20)            --             --
Imputed interest                                   --         --              2             --              2
Contributed rent and consulting services           --         --            500             --            500
Net loss                                           --         --             --         (1,121)        (1,121)
                                            ---------     ------      ---------      ---------      ---------

Balances at October 31, 2008                2,000,000         20            482         (1,121)          (619)
                                            =========     ======      =========      =========      =========
Issuance of shares for cash                   510,000          5         25,495             --         25,500
Donated services                                   --         --          3,000             --          3,000
Net loss                                           --         --             --        (13,287)       (13,287)
                                            ---------     ------      ---------      ---------      ---------

Balances at April 30, 2009                  2,510,000     $   25      $  28,977      $ (14,408)     $  14,594
                                            =========     ======      =========      =========      =========


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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Oreon Rental Corporation will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Oreon Rental Corporation be unable to continue as a going concern. As at April 30, 2009 Oreon Rental Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $14,408 since inception. The continuation of Oreon Rental Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Oreon Rental Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Oreon Rental Corporation' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2009, the Oreon recognized a total of $3,000 for donated rent and consulting services provided by the President and Director of the Company. These transactions are recorded as a contribution to additional paid in capital.

NOTE 4 - COMMON STOCK

During the six months ended April 30, 2009 Oreon issued 510,000 common shares at $0.05 per share, for proceeds of $25,500.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin our operations. In January 2009 we raised $25,500 in our public offering of common stock. It should last 12 months.

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

Oreon Rental Corp. completed its marketing research on June 01, 2009. It shows unfavorable economic conditions for our business in Ternopil, Ukraine. Most rental businesses in Ukraine are suffering losses and our management decided not to proceed with original plan of operations at this time. Our management will be considering other business options and proposals that would be more valuable for our company and our investors.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON OCTOBER 16, 2008 TO APRIL 30, 2009

During this period we incorporated the company, hired an attorney and an auditor for the preparation of this registration statement. We also prepared an internal business plan. Our loss since inception is $14,408 of which $1,190 is for legal and accounting fees, $1,750 is for rent, $6,750 is for consulting services, and $4,718 is for filing fees and general office expenses.

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

As of April 30, 2009, our total assets were $20,789 and our total liabilities were $6,195.

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

On January 2, 2009 we completed our public offering and raised $25,500 by selling 510,000 shares of common stock. Since then we have used the proceeds as follows:

             General & Administrative                      $ 4,811
             Bank balance as of  October 31, 2008           20,789
                                                           -------

             TOTAL:                                        $25,600
                                                           =======

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.                        Document Description
-----------                        --------------------

   31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15 day of June, 2009.

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