Form 10-Q
period 2009-07-31
Oreon Rental Corp
filed 2009-09-14
CIK 1451929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,510,000 as of September 14, 2009

FINANCIAL STATEMENTS

Oreon Rental Corporation

July 31, 2009

                                                                           Index
                                                                           -----

Balance Sheets (Unaudited)................................................  3

Statements of Operations (Unaudited)......................................  4

Statements of Cash Flows (Unaudited)......................................  5

Statement of Changes in Stockholders' Equity (Deficit) (Unaudited)........  6

Notes to the Financial Statements.........................................  7

                            Oreon Rental Corporation
                         (A Development Stage Company)
                                 Balance Sheets
                    As of July 31, 2009 and October 31, 2008
                                  (Unaudited)

                                                                             July 31,          October 31,
                                                                               2009               2008
                                                                             --------           --------
ASSETS

Current Assets
  Cash                                                                       $ 11,890           $    100
                                                                             --------           --------

Total Assets                                                                 $ 11,890           $    100
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                           $    476           $     --
  Due to related parties                                                          719                719
                                                                             --------           --------
                                                                                1,195                719

Stockholders' Equity (Deficit)
  Common stock, 75,000,000 shares authorized, $.00001 par value,
   2,510,000 and 2,000,000 shares issued and outstanding, respectively             25                 20
  Additional paid-in capital                                                   30,477                482
  Deficit accumulated during the development stage                            (19,807)            (1,121)
                                                                             --------           --------

Total Stockholders' Equity (Deficit)                                           10,695               (619)
                                                                             --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                         $ 11,890           $    100
                                                                             ========           ========


             See the accompanying summary of accounting policies and
                        notes to the financial statements

                            Oreon Rental Corporation
                          (A Development Stage Company)
                            Statements of Operations
        For the Three Months and Nine Months Ended July 31, 2009 and from
               October 27, 2008 (Inception) Through July 31, 2009
                                   (Unaudited)

                                                           For the              For the          October 27, 2008
                                                         three months          nine months         (inception)
                                                            ended                ended               through
                                                           July 31,             July 31,             July 31,
                                                             2009                 2009                 2009
                                                          ----------           ----------           ----------
Operating Expenses
  Consulting services                                     $       --           $    7,726           $    7,976
  General and administrative                                     149                4,835                4,867
  Rent                                                           750                2,250                2,500
  Legal and accounting                                         3,750                3,875                4,464
                                                          ----------           ----------           ----------

Total Expenses                                                 4,649               18,686               19,807
                                                          ----------           ----------           ----------

Net Loss                                                  $   (4,649)          $  (18,686)          $  (19,807)
                                                          ==========           ==========           ==========

Net Loss Per Common Share - Basic and Diluted             $    (0.00)          $    (0.01)
                                                          ==========           ==========

Weighted Average Number of Common Shares Outstanding       2,510,000            2,407,538
                                                          ==========           ==========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Oreon Rental Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                For the Nine Months Ended July 31, 2009 and from
               October 27, 2008 (Inception) Through July 31, 2009
                                   (Unaudited)


                                                 For the        October 27, 2008
                                                nine months       (inception)
                                                  ended             through
                                                 July 31,           July 31,
                                                   2009               2009
                                                 --------           --------
Operating Activities
  Net loss                                       $(18,686)          $(19,807)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Donated consulting services and expenses       4,500              5,000
     Imputed interest on shareholder advance           --                  2
  Changes in operating assets and liabilities
     Increase in accounts payable                     476                476
                                                 --------           --------

Net Cash Used in Operating Activities             (13,710)           (14,329)
                                                 --------           --------
Financing Activities
  Increase in due to directors                         --                719
  Proceeds from the sale of common stock           25,500             25,500
                                                 --------           --------

Net Cash Provided by Financing Activities          25,500             26,219
                                                 --------           --------

Increase in Cash                                   11,790             11,890

Cash - Beginning of Period                            100                 --
                                                 --------           --------

Cash - End of Period                             $ 11,890           $ 11,890
                                                 ========           ========

Supplemental Disclosures:
  Interest paid                                        --                 --
  Income taxes paid                                    --                 --
                                                 ========           ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                            Oreon Rental Corporation
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
     For the Period From October 27, 2008 (Inception) Through July 31, 2009
                                   (Unaudited)

                                                                      Additional
                                                 Common Stock          Paid-in      Accumulated
                                              Shares      Amount       Capital        Deficit         Total
                                              ------      ------       -------        -------         -----
Balances at October 27, 2008                      --      $   --       $    --       $     --       $     --

Issuance of founder's shares               2,000,000          20           (20)            --             --

Imputed interest on shareholder advance           --          --             2             --              2

Donated services                                  --          --           500             --            500

Net loss                                          --          --            --         (1,121)        (1,121)
                                           ---------      ------       -------       --------       --------
Balances at  October 31, 2008              2,000,000      $   20       $   482       $ (1,121)      $   (621)
                                           ---------      ------       -------       --------       --------

Shares issued for cash                       510,000           5        25,495             --         25,500

Donated services                                  --          --         4,500             --          4,500

Net loss                                          --          --            --        (18,686)       (18,686)
                                           ---------      ------       -------       --------       --------

Balances at  July 31, 2009                 2,510,000      $   25       $30,477       $(19,807)      $ 10,695
                                           =========      ======       =======       ========       ========


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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Oreon Rental Corporation will continue to meet its obligations and continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Oreon Rental Corporation be unable to continue as a going concern. As of July 31, 2009 Oreon Rental Corporation has not generated revenues and has accumulated losses of $19,807 since inception. The continuation of Oreon Rental Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Oreon Rental Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Oreon Rental Corporation' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2009 the Company recognized a total of $4,500 due to directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded as a contribution to additional paid in capital.

NOTE 4 - COMMON STOCK

On January 2, 2009, the Oreon Rental Corporation issued 510,000 common shares at $0.05 per share, for proceeds of $25,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Oreon Rental Corp. completed its marketing research on June 1, 2009. It shows unfavorable economic conditions for our business in Ternopil, Ukraine. Most rental businesses in Ukraine are suffering losses and our management decided not to proceed with original plan of operations at this time. Our management will be considering other business options and proposals that would be more valuable for our company and our investors.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON OCTOBER 16, 2008 TO JULY 31, 2009

During this period we incorporated the company, hired an attorney and an auditor for the preparation of this registration statement. We also prepared an internal business plan. Our loss since inception is $19,807 of which $4,464 is for legal and accounting fees, $2,500 is for rent, $7,976 is for consulting services, and $4,867 is for filing fees and general office expenses.

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

As of July 31, 2009, our total assets were $11,890 and our total liabilities were $1,195.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On January 2, 2009 we completed our public offering and raised $25,500 by selling 510,000 shares of common stock. Since then we have used the proceeds as follows:

             Consulting services                           $ 4,381
             Legal and accounting                            4,464
             General & Administrative                        4,865
             Bank balance as of  October 31, 2008           11,890
                                                           -------

             TOTAL:                                        $25,600
                                                           =======

ITEM 6. EXHIBITS

The following documents are included herein:

Exhibit No.                        Document Description
-----------                        --------------------

   31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of September, 2009.

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