Form 10-K
period 2009-10-31
Oreon Rental Corp
filed 2010-02-16
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
for the fiscal year ended October 31, 2009

or

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
for the transition period from _____to _____

COMMISSION FILE NUMBER: 333-156077

OREON RENTAL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0599151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 California Ave., Tower B-210, Bakersfield, CA	93309
(Address of principal executive offices)	(Zip Code)

(661) 377-2911
Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.00001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☑ Yes   ☐ No

As of February 14, 2010, 2,510,000 shares of common stock, $0.0001 par value per share, were outstanding.

OREON RENTAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2009

INDEX

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7, and elsewhere in this Annual Report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "Oreon," and the "Company" mean Oreon Rental Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with the financial statements and notes thereto of the Company for the year ended October 31, 2009. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

ITEM 1.            BUSINESS.

OVERVIEW

The Company was incorporated on October 16, 2008 in the State of Nevada. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.

The Company completed some additional market research in June 2009, which showed unfavorable economic conditions for our planned electronics rental business in Ternopil, Ukraine. Therefore, the management of the Company decided not to proceed with its original plan of operations.

The Company is currently a development stage company. The current management will consider other business options and proposals that it determines to be more valuable for the Company and its investors than the original business plan, which was abandoned.  To date, the Company has no products or services, customers, material assets or ongoing sources of revenue. The Company currently has no employees.

Competition

We are a development stage company.  We do not have any operations at this time, so we do not experience direct competition from other businesses, though we expect that any market we enter into will be competitive, given the current economic environment.  However, we currently do have to compete with other similar companies for financing and for marketing any future services we choose to offer.  This competition could adversely impact on our ability to achieve the financing necessary for us to develop our projects.

Research and Development Expenditures

We have not incurred any research and development expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A.         RISK FACTORS.

The Company is a development stage company with a history of operating losses and expects to continue to realize losses in the near future.  The Company currently has no operations and no specific plan of operations from which it can derive revenue.  Even if we do commence operations in the future, with respect to one or more business models chosen by our directors, the Company may not become profitable or be able to sustain profitability.

The Company is a development stage company, and since inception, the Company has incurred significant net losses.  The Company has reported a net loss of $33,884 from the date of inception on October 16, 2008, through October 31, 2009.  The Company expects to continue to incur net losses and negative cash flow in the near future, and we will continue to experience losses for at least as long as it takes our company to implement a new business plan.  The size of these losses will depend, in large part, on the Company’s ability to develop a business plan and subsequently realize product sales revenue from marketing its products.  To date, the Company has not had any operating revenues, nor has it manufactured or sold any products.  Because the Company does not yet have a revenue stream resulting from product sales or other operations, there can be no assurance that the Company will achieve material revenues in the future.  The Company expects its operating expenses to increase as it begins actively pursuing new business plans, reflecting increased marketing and overhead expenses in the short term that will require us to achieve higher levels of revenue for profitability when and if the Company begins to generate recurring revenues.  Should the Company achieve a level of revenues that make it profitable, there is no assurance the Company can maintain or increase profitability levels in the future.

If we do not obtain additional financing, our business will fail.

We have a negligible amount of operating funds, which will not be sufficient to meet the anticipated costs of commencing any new business model for the Company.  Therefore, we will need to obtain additional financing in order to execute on any business plan that we seek to implement.  As of October 31, 2009, we had cash on hand in the amount of $0.  We have not earned any income since our inception.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us, in which case our business will fail.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US $)
General & Administrative	$185,000

TOTAL	$185,000

If our forecast regarding anticipated expenses is inaccurate, we may need to raise additional funds beyond what we have forecasted.  There can be no assurance that additional financing will be available when needed on favorable terms, or at all.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $33,884 for the period from our inception on October 16, 2008, through October 31, 2009, and we have no revenues to date.  Our future is dependent upon our ability to obtain financing and to execute upon a business plan that will create future profitable operations for our business.  These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in the Company is suitable.

Our lack of any operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

The concept for our original business model was abandoned in June 2009 before we commenced material operations.  We do not have any operating history, nor any specific successor business plan at this time, which makes it impossible to evaluate our business on the basis of historical operations.  Furthermore, any business opportunity we pursue will have its own risks of which we cannot be aware at this time. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our lacking any material operating history.

Our former director has the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

Dzvenyslava Protskiv served as our sole director until January 2010.  See “Submission of Matters to a Vote of Security Holders”.  As our founder, Ms. Protskiv currently owns approximately 80% of our common stock on a fully diluted basis.  As a result, she effectively controls the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition.  Any stockholders in favor of a matter that is opposed by Ms. Protskiv would not be able to obtain the number of votes necessary to overrule her votes.

We may conduct further offerings in the future in which case investors' shareholdings will be diluted.

Since our inception, we have relied on sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors' percentage interests in us will be diluted. The result of this could reduce the value of current investors' stock.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to penny stock rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

•	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide the customer, prior to effecting any transaction in a penny stock, with: (a) bid and offer quotations for the penny stock; (b) the amount of compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Our common stock is not listed on a national exchange, and has had no trading activity since our initial public offering. If a public market develops in the future, it may be limited and highly volatile, which may generally affect any future price of our common stock.

Our common stock currently is listed only in the over-the-counter market on the OTCBB, which is a reporting service and not a securities exchange.  We cannot assure investors that in the future our common stock would ever qualify for inclusion on any of the NASDAQ markets for our common stock, The American Stock Exchange or any other national exchange or that more than a limited market will ever develop for our common stock.  The lack of an orderly market for our common stock may negatively impact the volume of trading and market price for our common stock.

Trading activity in our common stock currently does not exist, and may never exist. Therefore, the current ability of an investor to resell shares of our common stock is limited. If and when our shares begin to trade,  trading activity in our common stock may be sporadic, illiquid and highly volatile.   Even if a market for our common stock does develop, investors may not be able to resell their common stock at or above the purchase price for which such investors purchased such shares.

There can be no assurance as to when, if ever, our common stock will trade in the future, and what the market price at any given time may be. The eventual market price may be below the purchase price for which an investor purchased his shares. Any future prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	the depth and liquidity of the markets for our common stock;

•	investor perception of Oreon and the industry in which we participate;

•	general economic and market conditions;

•
statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, as has occurred in the past;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors.

In addition, the stock market has recently experienced extreme price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of the specific companies.  As a result of the factors identified above, a stockholder (due to personal circumstances) may be required to sell his shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.            PROPERTIES.

We currently do not own any physical property or own any real property.

We rent a virtual office at 4900 California Ave., Tower B-210, Bakersfield, CA, at a cost of approximately $200 per month.  Additionally, we rent a virtual office at 3102 Maple Avenue, Ste. 400, Dallas, Texas, pursuant to a Services Agreement that expires January 8, 2011, at a cost of approximately $200 per month.

ITEM 3.            LEGAL PROCEEDINGS.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

Effective January 4, 2010, Dzvenyslava Protskiv resigned from her positions as President, Treasurer, and the sole member of the Board of Directors of Oreon.  To the knowledge of the executive officers of Oreon, Ms. Protskiv’s resignation was not due to any disagreement with Oreon on any matter relating to the operations, policies or practices of Oreon.  Shareholders owning at least a majority of the issued and outstanding shares of Common Stock of Oreon, acting by written consent, accepted Ms. Protskiv’s resignation and elected Alvaro Vollmers to serve as her replacement as the sole director of Oreon, effective on January 4, 2010.  The only shareholder signing the consent was Ms. Protskiv, who owns 2,000,000 of the 2,510,000 shares of common stock outstanding on the date of the written consent, which represented approximately 80% of those shares on that date.  Mr. Vollmers subsequently appointed himself to serve as the President, Treasurer, and Secretary of Oreon, and removed any other officers of Oreon, effective as of January 4, 2010.

Amendments to Articles of Incorporation or Bylaws.

As authorized by Article X.02 of the Bylaws of the Oreon, the sole director amended Article III of the Bylaws in a written consent executed by the sole director in lieu of a special meeting.

The amended Article III provides that any corporate action required under the Articles of Incorporation, the Bylaws, or the laws of its state of formation to be voted on or approved at a duly called meeting of the Directors or shareholders may be accomplished without a meeting if a written memorandum of the respective Directors or shareholders, setting forth the action so taken, is signed by a majority of the Directors or the shareholders holding not less than the minimum number of votes that would be necessary to authorize or take such action, as the case may be. The amendment was made effective as of January 4,
2010.

Previously, Article III required that any corporate action required under the Articles of Incorporation, the Bylaws, or the laws of its state of formation to be voted on or approved at a duly called meeting of the Directors or shareholders could be accomplished without a meeting if a written memorandum of the respective Directors or shareholders, setting forth the action so taken, was signed by all of the Directors or shareholders, as the case may be.

For additional information regarding the foregoing change in officers and directors and the amendment to Oreon’s bylaws, please see the Current Report on Form 8-K/A filed by the Company on January 7, 2010.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Shares of our common stock are currently listed on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "OREO."  However, as of February 14, there has been no trading activity in our common stock since the termination of our initial public stock offering in January 2009. Accordingly no historical price information is available.

The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc., PMB 317, 2220 Coit Road, Suite #480, Plano, Texas 75075.

Holders Of Our Common Stock

As of January 8, 2010, there are 2,510,000 shares of our common stock issued and outstanding that are held of record by thirty-one (31) registered stockholders.

Dividends

We have not declared any dividends on our common stock since our inception on October 16, 2008. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)
our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Recent Sales Of Unregistered Securities

None.

Use of Proceeds.

On January 2, 2009, we completed our initial public offering and raised $25,500 in proceeds from sales of our initial offering of common stock.  As of the date of this Annual Report, we have used all the proceeds to pay for consulting services, general and administrative services, rent and legal and accounting fees. No cash proceeds from our public offering of common stock remain.

ITEM 6.            SELECTED FINANCIAL DATA.

As a smaller reporting company, the Company is not required to provide the information in this item.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements as set forth herein.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Plan Of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion, which means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay the cost and expenses of running our company.  The auditors are raising this concern in part because we have not generated any revenues and no revenues are anticipated until we begin our operations.  Once we begin operations our expenses and our need for outside capital will increase significantly.  We have used all of the $25,500 we raised in our public offering of common stock.

Oreon completed marketing research on June 1, 2009, which showed unfavorable economic conditions for our business in Ternopil, Ukraine. The prior management found that most rental businesses in Ukraine are suffering losses and the prior management decided not to proceed with the original plan of operations. Current management will be considering other business options and proposals that would be more valuable for our company and our investors.  We need to raise additional capital to pursue other business options.

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

We are seeking equity financing in order to obtain the capital required to continue operating our business.  We have no assurance that future financing will be available to us on acceptable terms.  If a substantial amount of financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

Results Of Operations And Comparison Of The Year Ended October 31, 2009 To The Period Ended October 31, 2008

Summary of Year End Results
	Year Ended October 31, 2009	Period Ended October 31, 2008	Percentage Increase/Decrease
Revenue	$-	$-	-
Expenses	$(32,763)	$(1,121)	2,823%
Net Loss	$(32,763)	$(1,121)	2,823%

Revenue

We have not earned any revenues to date.

Expenses

Our operating expenses for the year ended October 31, 2009 and the period ended October 31, 2008 are outlined in the table below:

	Year Ended October 31, 2009	Period Ended October 31 , 2008	Percentage Increase/Decrease
Consulting services	$8,000	$250	3,100%
General & administrative	14,612	30	48,607%
Rent	3,000	250	1,100%
Legal and accounting	7,151	589	1,114%
Interest	-	2	-100%
Total Operating Expenses	$32,763	$1,121	2,823%

Accounting and legal fees during the year ended October 31, 2009 relate primarily to expenses incurred in connection with our ongoing reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act").

Liquidity And Capital Resources

Working Capital
	At October 31, 2009	At October 31, 2008	Percentage Increase/Decrease
Current Assets	$-	$100	-100%
Current Liabilities	$(1,882)	$(719)	162%
Working Capital (Deficit)	$(1,882)	$(619)	204%

Cash Flows
	Year Ended October 31, 2009	Period Ended October 31, 2008
Cash Flows used in Operating Activities	$(24,881)	$(619)
Cash Flows from (used in) Investing Activities	$-	$-
Cash Flows from (used in) Financing Activities	$24,781	$719
Net Increase (Decrease) in Cash During Period	$(100)	$100

The decrease in our working capital at October 31, 2009 from October 31, 2008, and the increase in our cash used during the year ended October 31, 2009, from the comparable period ended October 31, 2008 are primarily attributable to: (i) the expenses associated with meeting our ongoing reporting obligations under the Exchange Act; and (ii) the fact that we had no revenue and our only source of financing came from our public stock offering.  We currently have no cash available.

Financing Requirements

As at October 31, 2009, we had cash in the amount of $0.  We will require additional financing to sustain our business operations.  We currently do not have any binding arrangements for any third party to provide us financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors that we do not control.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on October 16, 2008 to October 31, 2009, we have used our common stock to raise money for our corporate expenses and to repay outstanding indebtedness.  Since our inception, we have incurred aggregate losses in the amount of $33,884 and net cash outflows from operations and are dependent upon obtaining financing to pursue any activities.  We expect to continue to incur substantial losses until we complete the development of our business.  For these reasons, our auditors stated in their report to our audited financial statements for the year ended October 31, 2009 that they have substantial doubt that we will be able to continue as a going concern.  We anticipate continuing to rely on private financing transactions in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of October 31, 2009, including:

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets;

3.	Statements of Operations;

4.	Statements of Cash Flows;

5.	Statement of Stockholders' Deficit;

6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Oreon Rental Corporation
(A Development Stage Company)
Dallas, Texas

We have audited the accompanying balance sheet of Oreon Rental Corporation  (the “Company”) as of October 31, 2009, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from October 16, 2008 (Inception) to October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the balance sheet as of October 31, 2008 or the statements of operations, stockholder’s deficit and cash flows for the period from October 16, 2008 (Inception) to October 31, 2008, which totals reflected a deficit of $619 accumulated during the development stage. Those financial statements and cumulative totals were audited by other auditors whose report dated December 8, 2008, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oreon Rental Corporation as of October 31, 2009, and the results of its operations and its cash flows for the year then ended and the period from October 16, 2008 (Inception) to October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
February 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Oreon Rental Corporation

We have audited the accompanying balance sheet of Oreon Rental Corporation (a development stage company) as of October 31, 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the period from October 16, 2008 (inception) through October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oreon Rental Corporation as of October 31, 2008, and the results of its operations, changes in stockholders' deficit and cash flows for the period from October 16, 2008 (inception) through October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com
December 8, 2008

OREON RENTAL CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	2009	2008
ASSETS
Current
Cash	$-	$100
Total current assets	-	100
Total assets	$-	$100

LIABILITIES
Current
Accounts payable	$1,882	$-
Due to related parties	-	719
Total current liabilities	1,882	719

STOCKHOLDERS'DEFICIT
Capital stock
Authorized:
75,000,000 common voting stock, $0.00001 par value Issued and outstanding:
2,510,000 and 2,000,000 common shares outstanding at October 31, 2009 and 2008, respectively	25	20
Additional paid-in-capital	31,977	482
Deficit accumulated during the development stage	(33,884)	(1,121)

Total stockholders' deficit	(1,882)	(619)

Total liabilities and stockholders' deficit	$-	$100

The accompanying notes form an integral part of these financial statements.

OREON RENTAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended October 31, 2009	October 16, 2008 (Inception) to October 31, 2008	October 16, 2008 (Inception) to October 31, 2009
Expenses
Consulting services	$8,000	$250	$8,250
General & administrative	14,612	30	14,642
Rent	3,000	250	3,250
Legal and accounting	7,151	589	7,740
Loss from operations	32,763	1,119	33,882
Interest	-	2	2
Net loss for the period	$32,763	$1,121	$33,884

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	2,422,410	2,000,000

The accompanying notes form an integral part of these financial statements.

OREON RENTAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended October 31, 2009	October 16, 2008 (Inception) to October 31, 2008	October 16, 2008 (Inception) to October 31, 2009
Cash flows from operating activities:
Net loss	$(32,763)	$(1,121)	$(33,884)
Adjustments to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	6,000	500	6,500
Imputed interest on shareholder advance	-	2	2
Changes in operating assets and liabilities
Accounts payable	1,882	-	1,882

Cash used in operating activities	(24,881)	(619)	(25,500)

Financing Activities
(Payments to) proceeds from related parties	(719)	719	-
Proceeds from the sale of common stock	25,500	-	25,500

Cash provided by financing activities	24,781	719	25,500

Net increase (decrease) in cash	(100)	100	-

Cash, beginning of the period	100	-	-

Cash, end of the period	$-	$100	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes form an integral part of these financial statements.

OREON RENTAL CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Period October 16, 2008 (Date of Inception) to October 31, 2009

	Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated during exploration stage	Total

Capital stock issued to founders:	2,000,000	$20	$(20)	$-	$-
Contributed rent and consulting services	-	-	500	-	500
Imputed interest	-	-	2	-	2
Net loss	-	-	-	(1,121)	(1,121)
Balance, as at October 31, 2008	2,000,000	20	482	(1,121)	(619)
Capital stock issued for cash:	510,000	5	25,495	-	25,500
Contributed rent and consulting services	-	-	6,000	-	6,000
Net loss	-	-	-	(32,763)	(32,763)
Balance, as at October 31, 2009	2,510,000	$25	$31,977	$(33,884)	$(1,882)

The accompanying notes form an integral part of these financial statements.

OREON RENTAL CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

Note 1    Summary of Significant Accounting Policies

Oreon Rental Corporation was incorporated on October 16, 2008, under the laws of the State of Nevada, as a development stage company with the intended purpose of operating as a renter of electronics.

BASIS OF PRESENTATION

The accompanying financial statements of Oreon Rental Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the periods presented have been reflected herein.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available for issuance, February 11, 2010.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances.  For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents.  At October 31, 2009, the Company had no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company complies with FASB Accounting Standards Codification (“ASC”) 915 for its characterization of the Company as development stage.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates. No adjustments have been made in the current period.

INCOME TAXES

The Company accounts for income taxes under the ASC 740. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending October 31, 2009 and 2008.

OREON RENTAL CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS

Oreon does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2    Going concern

These financial statements have been prepared on a going concern basis, which implies Oreon Rental Corporation will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Oreon Rental Corporation be unable to continue as a going concern. As of October 31, 2009 Oreon Rental Corporation has not generated revenues and has accumulated losses of $33,884 since inception. The continuation of Oreon Rental Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Oreon Rental Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Oreon Rental Corporation’ ability to continue as a going concern.

Note 3    Related Party Transactions

During the twelve months ended October 31, 2009 the Company recognized a total of $6,000 of expense for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded as a contribution to additional paid in capital.

On October 15, 2009, $10,142 was paid in cash to the former director, including $719 owed for incorporation costs and $9,423 for compensation.

Note 4    Common Stock

Oreon issued 2,000,000 shares of common stock (founder’s shares) on October 16, 2008 to the President and Director of the Company.

On January 2, 2009, Oreon Rental Corporation issued 510,000 common shares at $0.05 per share, for proceeds of $25,500.

Note 5    Income taxes

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $33,884 at October 31, 2009. The change in the valuation allowance in each of the periods ending October 31, 2009 and 2008 were $10,618 and $382, respectively. The significant components of the deferred tax asset as of October 31, 2009 and 2008 are as follows:

	2009	2008
Net operating loss carryforwards	$11,000	$382
Valuation allowance	(11,000)	(382)
Net deferred tax asset	$-	$-

Note 6    Change of control

Effective January 4, 2010,  Dzvenyslava Protskiv resigned from her positions as President, Treasurer, and the sole member of the Board of Directors of Oreon Rental Corporation, a Nevada corporation (“Oreon”). To the knowledge of the executive officers of Oreon, Ms. Protskiv’s resignation was not due to any disagreement with Oreon on any matter relating to the operations, policies or practices of Oreon.

The shareholders owning at least a majority of the issued and outstanding shares of Common Stock of Oreon accepted Ms. Protskiv’s resignation and elected Alvaro Vollmers to serve as her replacement as the sole director of Oreon, effective on January 4, 2010. Mr. Vollmers subsequently appointed himself to serve as the President, Treasurer, and Secretary of Oreon, and removed any other officers of Oreon, effective as of January 4, 2010.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding a change in accountants has been reported on the Company’s Current Report on Form 8-K dated  January 26, 2010.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Under the supervision of and with the participation of the executive officer of the Company, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, the sole executive officer of the Company has concluded that, as of the end of the period covered in this Annual Report, these disclosure controls and procedures were not effective.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There were no changes in our internal control over financial reporting during the year ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our President and Treasurer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and their ages and titles as of October 31, 2009, are as follows:

Name	Age	Position

Dzvenyslava Protskiv	49	Director, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and the sole member of the Board of Directors.
Alvaro Vollmers	36	Director, President, Secretary and Treasurer(1)

(1)           Elected to replace Ms. Protskiv on January 4, 2010.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Dzvenyslava Protskiv - President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and our sole director.

Beginning on October 16, 2008, Ms. Protskiv served as our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of our Board of Directors. Since March 1994 Ms. Protskiv has been working as a doctor at Ternopil Hospital #2, Ukraine. Ms. Protskiv devotes approximately 20 hours per week to our operations. Ms. Protskiv is not an officer or director of any other reporting company.

Effective as of January 4, 2010, Dzvenyslava Protskiv resigned from her positions as President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and the sole member of the Board of Directors. The shareholders owning at least a majority of the issued and outstanding shares of Common Stock of Oreon accepted Ms. Protskiv’s resignation and elected Alvaro Vollmers to serve as her replacement as the sole director of Oreon. Mr. Vollmers was subsequently appointed President, Treasurer and Secretary of Oreon.

Alvaro Vollmers – President, Secretary, Treasurer and sole Director.

Mr. Vollmers was appointed President, Treasurer and Secretary of Oreon as of January 4, 2010. Since April 2009, Mr.Vollmers has also served as President and CEO of Bald Eagle Energy, Inc. , a Nevada corporation (“Bald Eagle”), which is currently traded in the pink sheets. Mr. Vollmers has served as the CFO of Bald Eagle since March 2008. Mr. Vollmers has served as a member of the Board of Directors of Bald Eagle since April 1, 2008. Mr. Vollmers holds a Master of Business Administration degree from the London Business School. From August 2004 to July 2006, Mr. Vollmers worked as a project management consultant, project manager and project management supervisor at the Ministry of Economy and Finance for the Republic of Peru. His tasks included the supervision of two project managers who were in charge of the financial and operation management of various multi-sector technical assistance projects. These projects were partially financed by the World Bank, the Inter-American Development Bank and the Japan Social Development Fund. From July 2006 to July 2007, Mr. Vollmers served as manager in charge of marine and aviation insurance at Pacifico Seguros. Since July 2007, Mr. Vollmers has acted as an independent consultant for various businesses.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws.  Our officers are appointed by our board of directors and hold office until their replacement at the annual meeting of directors or, if earlier, when they resign, retire or are removed by the board.

Significant Employees

We had no significant employees as of the date of this Annual Report. Ms. Protskiv acted solely in the capacity of a consultant to the Company, and once we begin to generate sufficient revenues, we will seek a full-time employee to serve as our principal executive officer.  We conduct our business largely through the utilization of consultants.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors.  As such, our sole director acts in those capacities.

Audit Committee Financial Expert

Ms. Protskiv was the only director of the Company in the last fiscal year, and she does not qualify as an "audit committee financial expert." We believe that the cost related to retaining such a financial expert at this time is prohibitive, given our current operating and financial condition. Further, because we are in the exploration stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

CODE OF ETHICS

As a newly-formed corporation and start-up company, we have not yet adopted a code of ethics as defined by applicable rules of the SEC.  Our Company has only one director and executive officer, and no employees. The Company anticipates that it will adopt a Code of Ethics when appropriate for the Company as it hires additional employees, obtains additional officers and directors, and begins operations.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, we do not believe that during the year ended October 31, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.  It appears from our review that Ms. Protskiv has never filed a Form 3 or a Schedule 13Dreflecting her position as the sole officer and director and greater than 10% holder of common stock, which should have been filed on December 22, 2008, when our original Registration Statement on Form S-1 was declared effective.

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table

Dzvenyslava Protskiv did not receive any salary, bonus, stock awards, option awards, or other compensation from the Company for the fiscal year ended October 31, 2009, other than $10,142 paid for services in cash on October 15, 2009, including $719 owed to Ms. Protskiv for expenses incurred in relation to incorporation costs.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2009, we did not have any outstanding equity awards.

Director Compensation

Ms. Protskiv received no additional compensation for serving as a director of the Company.

Employment Contracts

We have no written employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors as of the fiscal year ended October 31, 2009.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans with any of our executive officers or directors as of the fiscal year ended October 31, 2009.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 14, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of our named executive officers; and (iv) officers and directors as a group.  Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)

DIRECTORS AND EXECUTIVE OFFICERS

Common Stock	Alvaro Vollmers Sole Director and Officer	0 Shares	0%
5% STOCKHOLDERS
Common Stock	Dzvenyslava Protskiv	2,000,000 Shares	80%

Notes:

(1)
Based on 2,510,000 shares of our common stock issued and outstanding as of February 12, 2010. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 12, 2010.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

•	any of our directors or officers;

•	any person proposed as a nominee for election as a director;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	any of our promoters; and

•	any relative or spouse of any of the foregoing persons who has the same house as such person.

As noted in Note 3 to the Financial Statements, any rent paid by or consulting services provided by Ms. Protskiv on behalf of the Company were recorded by the Company and treated as a contribution to paid-in capital.

Director Independence

Quotations for our common stock are entered on the OTCBB inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  During the fiscal year ended October 31, 2009, Ms. Protskiv acted as our director and as our executive officer.  As such, we do not have any independent directors.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2009 and the period ended October 31, 2008, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2009	Period Ended October 31, 2008
Audit Fees	$2,800	$Nil
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$2,800	$Nil

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibits
3.1(a)	Articles of Incorporation.(1)
3.1(b)	Amendment 1 to Articles of Incorporation

3.2	Bylaws, as amended.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1 filed by Registrant on December 12, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OREON RENTAL CORPORATION

Date:	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OREON RENTAL CORPORATION

Date:	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Secretary, Treasurer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.)