Form 10-Q
period 2010-01-31
Oreon Rental Corp
filed 2010-03-17
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 333-156077

OREON RENTAL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0599151
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
Organization)

4900 California Ave, Tower B-210
Bakersfield, CA 93309
(Address of principal executive offices)

(661) 377-2911
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of March 12, 2010, the number of shares of the registrant’s common stock, $0.00001 par value, issued and outstanding was 2,522,500 shares.

INDEX

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	2

Balance Sheets - January 31, 2010 (Unaudited) and October 31, 2009	3

Statements of Operations (Unaudited) – for the three month period ended January 31, 2010 and January 31, 2009, and for the period October 16, 2008 (inception) to January 31, 2010	4

Statements of Cash Flows (Unaudited) – for the three month period ended January 31, 2010 and January 31, 2009, and for the period October 16, 2008 (inception) to January 31, 2010	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures	11

PART II
OTHER INFORMATION

Item 1A. Risk Factors	12

Item 5. Other information	15

Item 6. Exhibits	17

Signatures	16

Exhibit Index
EX-31.1
EX-31.2
EX-32.1

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

OREON RENTAL CORPORATION
(A Development Stage Company)
BALANCE SHEETS
January 31, 2010 and October 31, 2009

	January 31, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets
Cash	$100	$-

Total current assets	100	-

Total assets	100	-

Libilities
Current Liabilities
Accounts payable and accrued liabilities	$11,094	$1,882
Due to related parties	100	-
Total current liabilities	11,194	1,882

Total liabilities	11,194	1,882

Stockholders’ equity (deficit)
Capital Stock
Authorized:
75,000,000 common voting stock, $0.00001 par value Issued and outstanding:
2,510,000 common shares	25	25
Additional paid-in-capital	31,977	31,977
Deficit accumulated during the exploration stage	(43,096)	(33,884)

Total stockholders’ equity (deficit)	(11,094)	(1,882)

Total liabilities and stockholders’ equity (deficit)	$100	$-

The accompanying notes form an integral part of these financial statements.

OREON RENTAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three month periods ended January 31, 2010 and 2009 and for the period
October 16, 2008 (Inception) to January 31, 2010
(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009	October 16, 2008 (Inception) to January 31, 2010

Expenses
General and Administrative Expense	9,212	2,250	43,096

Net loss for the period	$(9,212)	$(2,250)	$(43,096)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,510,000	2,205,957

The accompanying notes form an integral part of these financial statements.

OREON RENTAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three month periods ended January 31, 2010 and 2009, and for the period
October 16, 2008 (Inception) to January 31, 2010
(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009	October 16, 2008 (Inception) to January 31, 2010

Operating Activities
Net loss	$(9,212)	$(2,250)	$(43,096)
Adjustments to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	-	1,500	6,500
Imputed interest on shareholder advance	-	-	2
Changes in operating assets and liabilities
Accounts payable	9,212	476	11,094
Cash used in operating activities	-	(274)	(25,500)

Financing Activities
(Payments to) proceeds from related parties	100	-	100
Proceeds from the sale of common stock	-	25,500	25,500

Cash provided by financing activities	100	25,500	25,600

Net increase (decrease) in cash	100	25,226	100

Cash, beginning of the period	-	100	-

Cash, end of the period	$100	$25,326	$100

The accompanying notes form an integral part of these financial statements.

OREON RENTAL CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s October 31, 2009 annual financial statements.

Operating results for the three month period ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending October 31, 2010.

The interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies Oreon Rental Corporation will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Oreon Rental Corporation be unable to continue as a going concern. As of January 31, 2010 Oreon Rental Corporation has not generated revenues and has accumulated losses of $43,096 since inception. The continuation of Oreon Rental Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Oreon Rental Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Oreon Rental Corporation’ ability to continue as a going concern.

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial presentation.

Note 2	Related Party Loan

On January 11, 2010, the sole director advanced $100 to the company. The Company has paid back this advance in March 2010.

Note 3	Contractual Obligations

The Company has no significant commitments or contractual obligations with any parties in respect of executive compensation, consulting arrangements or other matters, except as disclosed. Rental of virtual office services in Bakersfield, California is on an annual basis. Additionally, the Company has a virtual office agreement in Dallas, Texas through January 31, 2011.

Note 4	Subsequent Events

On February 19, 2010, the Company completed a private placement of 12,500 Units, with each Unit consisting of 1 share of common stock, and 1 warrant to buy a share of common stock at $6.40 within 3 years.  The Units were sold to a single purchaser at a price of $4.00 per Unit.  The gross proceeds of the offering were $50,000, which will be used to pay general operating expenses. See Part II, Item 5 for a more complete description of this private placement.

Subsequent events have been evaluated through the date of issuance.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Oreon” and “the Company” meanOreon Rental Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. Dollars unless otherwise stated.

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

The Company underwent a change in management in January 2010. Effective January 4, 2010, DzvenyslavaProtskiv resigned from her positions as President, Treasurer, and the sole member of the Board of Directors of Oreon.  Shareholders owning at least a majority of the issued and outstanding shares of Common Stock of Oreon, acting by written consent, accepted Ms. Protskiv’s resignation and elected Alvaro Vollmers to serve as her replacement as the sole director of Oreon, effective on January 4, 2010.   Mr. Vollmers subsequently appointed himself to serve as the President, Treasurer, and Secretary of Oreon, and removed any other officers of Oreon, effective as of January 4, 2010. Ms. Protskiv remains the majority shareholder of the Company, holding approximately 80% of the issued and outstanding shares.

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

Our auditors have issued a going concern opinion, which means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay the cost and expenses of running our company.  The auditors are raising this concern in part because we have not generated any revenues and no revenues are anticipated until we begin our operations.  Once we begin operations our expenses and our need for outside capital will increase significantly.  We have used all of the $25,500 we raised in our initial public offering of common stock in 2009.

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

We are seeking equity financing in order to obtain the capital required to continue operating our business.  After the end of the most recent quarter, the Company completed a private placement of securities, resulting in gross proceeds of $50,000. See Part II, Item 5 of this Report for more information regarding this private placement. However, the Company needs to raise more capital in order to pay its planned expenses over the next 12 months. We have no assurance that future financing will be available to us on acceptable terms.  If a substantial amount of financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
General & Administrative	$185,000
TOTAL	$185,000

As of January 31, 2010, we had cash on hand of $100. We will require additional financing to sustain our business operations.  We currently do not have any binding arrangements for any third party to provide us additional financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors that we do not control.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended
	January 31, 2010	January 31, 2009	Percentage Increase / Decrease
Revenue	$-	$-	n/a

Expenses	$(9,212)	$(2,250)	309%

Net Loss	$(9,212)	$(2,250)	309%

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues from our activities in the near future.

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	Three Months Ended
	January 31
	2010	2009	Percentage Increase / Decrease
General and Administrative Expenses	9,212	2,250	309%
Total Operating Expenses	$9,212	$2,250	309%

Accounting and legal fees during the three months ended January 31, 2010 relate primarily to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act. The increase in accounting and legal fees, from $601 to $8,980 relates primarily to the audit of our year-end financial statements and the filing of our Annual Report for the year ended October 31, 2009. Rent on our virtual office in Bakersfield, California is paid monthly. Rent on our virtual office in Dallas, Texas is payable monthly under a one-year agreement.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At January 31, 2010	At October 31, 2009	Percentage Increase / (Decrease)
Current Assets	$100	$0	100%
Current Liabilities	(11,194)	(1,882)	495%
Working Capital (Deficit)	$(11,094)	$(1,882)	489%

Cash Flows
Three Months Ended January 31, 2010
Cash Flows Used In Operating Activities	$-
Cash Flows Provided by Financing Activities	$100
Net Increase (Decrease) In Cash During Period	$100

The increase in our working capital deficit at January 31, 2010 from October 31, 2009, and the increase in our cash used during the three months ended January 31, 2010, from the comparable period ended January 31, 2009 are primarily attributable to: (i) expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act; and (ii) from the fact that we had no revenue during the three months ended January 31, 2010.

During the three months ended January 31, 2010, our sole source of financing came in the form of a short-term loan of $100 advanced to us by our sole executive officer and director, Alvaro Vollmers.

Future Financings

As of the date of this Quarterly Report, we do not have sufficient cash on hand to meet our anticipated expenses for the next twelve months. We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on our ability to consummate new financings in order to fund our future operations. Issuances of additional shares of our capital stock (or securities that may be convertible into or exercisable for those shares) will result in the dilution of the interests of our existing stockholders.

There are no assurances that we will be able to obtain sufficient financing if and when required.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2010 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended October 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on February 16, 2010.

ITEM 4.CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

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

The Company is a development stage company, and since inception, the Company has incurred significant net losses.  The Company has reported a net loss of $43,096 from the date of inception on October 16, 2008, through January 31, 2010.  The Company expects to continue to incur net losses and negative cash flow in the near future, and we will continue to experience losses for at least as long as it takes our company to implement a new business plan.  The size of these losses will depend, in large part, on the Company’s ability to develop a business plan and subsequently realize product sales revenue from marketing its products.  To date, the Company has not had any operating revenues, nor has it manufactured or sold any products.  Because the Company does not yet have a revenue stream resulting from product sales or other operations, there can be no assurance that the Company will achieve material revenues in the future.  The Company expects its operating expenses to increase as it begins actively pursuing new business plans, reflecting increased marketing and overhead expenses in the short term that will require us to achieve higher levels of revenue for profitability when and if the Company begins to generate recurring revenues.  Should the Company achieve a level of revenues that make it profitable, there is no assurance the Company can maintain or increase profitability levels in the future.

If we do not obtain additional financing, our business will fail.

We have a negligible amount of operating funds, which will not be sufficient to meet the anticipated costs of commencing any new business model for the Company.  Therefore, we will need to obtain additional financing in order to execute on any business plan that we seek to implement.  As of January 31, 2010, we had cash on hand in the amount of $100.  We have not earned any income since our inception.

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

We have accrued net losses of $43,096 for the period from our inception on October 16, 2008, through January 31, 2010, and we have no revenues to date.  Our future is dependent upon our ability to obtain financing and to execute upon a business plan that will create future profitable operations for our business.  These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in the Company is suitable.

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

The Company recently underwent a change in management, and the current management has no history with the Company.

In January 2010, DzvenyslavaProtskiv, the founder, sole director and executive officer of the Company, resigned. The new director and sole executive officer of the Company was not previously an employee of or otherwise involved in the management of the Company. While Mr. Vollmers is currently developing a business plan for the Company, he has no prior experience managing the Company.

Our former director has the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

DzvenyslavaProtskiv served as our sole director until January 2010.  See “Part II, Item 5 – Other Information”.   Ms. Protskiv currently owns approximately 80% of our common stock on a fully diluted basis.  As a result, she effectively controls the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition.  Any stockholders in favor of a matter that is opposed by Ms. Protskiv would not be able to obtain the number of votes necessary to overrule her votes.

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

ITEM 5.OTHER INFORMATION.

Recent Sales of Unregistered Securities.

On February 19, 2010, the Company completed a private placement of 12,500 Units to one investor. Each Unit consisted of one share of the Company’s common stock, and one share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $6.40 per share at any time until February 19, 2013. The Company sold each Unit at a price of $4.00 per Unit, for total proceeds of $50,000. The proceeds will be used for general operating expenses.

The shares of common stock and Warrants comprising the Units were not registered under the Securities Act. The private placement was completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933. The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring the Units for investment purposes only and not with a view towards distribution.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

Effective January 4, 2010, DzvenyslavaProtskiv resigned from her positions as President, Treasurer, and the sole member of the Board of Directors of Oreon.  To the knowledge of the executive officers of Oreon, Ms. Protskiv’s resignation was not due to any disagreement with Oreon on any matter relating to the operations, policies or practices of Oreon.  Shareholders owning at least a majority of the issued and outstanding shares of Common Stock of Oreon, acting by written consent, accepted Ms. Protskiv’s resignation and elected Alvaro Vollmers to serve as her replacement as the sole director of Oreon, effective on January 4, 2010.  The only shareholder signing the consent was Ms. Protskiv, who owns 2,000,000 of the 2,510,000 shares of common stock outstanding on the date of the written consent, which represented approximately 80% of those shares on that date.  Mr. Vollmers subsequently appointed himself to serve as the President, Treasurer, and Secretary of Oreon, and removed any other officers of Oreon, effective as of January 4, 2010.

For additional information regarding the foregoing change in officers and directors and an amendment to Oreon’s bylaws, please see the Current Report on Form 8-K/A filed by the Company on January 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREON RENTAL CORPORATION

Date:	March 12, 2010	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS President, Secretary and Treasurer (Principal Executive Officer and Principal Accounting Officer)

ITEM 6.EXHIBITS.

Exhibit
Number	Description of Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.