Form 10-Q
period 2010-04-30
Oreon Rental Corp
filed 2010-06-22
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-54004

AMERICAN LIBERTY PETROLEUM CORP.
 (Exact name of registrant as specified in its charter)

Nevada	98-0599151
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4900 California Ave, Tower B-210
Bakersfield, CA 93309
(Address of principal executive offices)

(661) 377-2911
(Registrant’s telephone number, including area code)

Oreon Rental Corporation
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒ No  ☐

As of June 21, 2010, there were 1,291,250 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets – April 30, 2010 (Unaudited) and October 31, 2009	3

Statements of Operations (Unaudited) – the three- and six-month periods ended April 30, 2010 and 2009, and for the period from October 16, 2008 (Inception) to April 30, 2010	4

Statements of Cash Flows (Unaudited) – the six-month periods ended April 30, 2010 and 2009, and for the period from October 16, 2008 (Inception) to April 30, 2010	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	12

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 5. Other Information	13

Item 6. Exhibits	15

Signatures	14

Exhibit Index
EX-10.1
EX-31.1
EX-31.2
EX-32.1

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.
(Formerly known as Oreon Rental Corporation)
(An Exploration Stage Company)
BALANCE SHEETS
April 30, 2010 and October 31, 2009

	April 30, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets
Cash	$314,414	$-
Prepaid Expenses	10,750
Total Current Assets	325,164	-

Total Assets	325,164	-

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$12,470	$1,882
Due to related parties	100	-
Total current liabilities	12,570	1,882

Total liabilities	12,570	1,882

Commitments
Stockholders’ equity (deficit)
Capital Stock
75,000,000 common voting stock authorized, $0.00001 par value
Issued and outstanding: 2,610,000 and 2,510,000 common shares as of April 30, 2010 and October 31, 2009, respectively	26	25
Additional paid-in-capital	431,976	31,977
Deficit accumulated during the exploration stage	(119,408)	(33,884)

Total stockholders’ equity (deficit)	312,594	(1,882)

Total liabilities and stockholders’ equity (deficit)	$325,164	$-

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.
(Formerly known as Oreon Rental Corporation)
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the three- and six-month periods ended April 30, 2010 and 2009 and for the period from
October 16, 2008 (Inception) to April 30, 2010
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		Inception Through April 30,
	2010	2009	2010	2009	2010

Operating expenses
General and Administrative Expense	$76,312	$11,037	$85,524	$13,287	$119,408

Loss from Operations	(76,312)	(11,037)	(85,524)	(13,287)	(119,408)

Net loss	$(76,312)	$(11,037)	$(85,524)	$(13,287)	$(119,408)

Net loss per share:
Basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	2,520,253	2,205,957	2,515,041	2,355,459

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.
(Formerly known as Oreon Rental Corporation)
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the six month periods ended April 30, 2010 and 2009, and for the period from
October 16, 2008 (Inception) to April 30, 2010
(Unaudited)

	Six months ended April 30, 2009	Six months ended April 30, 2009	Inception through April 30, 2010

Cash flows from operating activities
Net loss	$(85,524)	$(13,287)	$(119,408)
Adjustments to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	-	3,000	6,500
Imputed interest on shareholder advance	-	-	2
Changes in operating assets and liabilities
Prepaid expenses	(10,750)	-	(10,750)
Accounts payable	10,588	5,476	12,470
Net cash used in operating activities	(85,686)	(4,811)	(111,186)

Cash flows from financing activities:
Common shares issued for cash	400,000	25,500	425,500
Advances from related parties	100	-	100
Net cash provided by financing activities	400,100	25,000	425,600

Net increase in cash	314,414	20,689	314,414
Cash, beginning of the period	-	100	-
Cash, end of the period	$314,414	$$20,789	$$314,414

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.
(Formerly known as Oreon Rental Corporation)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

Note 1	Basis of presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp. (“ALP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United State of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of April 30, 2010 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three- and six-month periods ended April 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended October 31, 2009, as reported herein, have been omitted.

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial presentation.

Note 2	Related party transactions

On January 11, 2010, the sole director advanced $100 to the Company, which was used to open bank accounts. In February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Alvaro Vollmers services as director of the Company.

Note 3	Capital stock

ALP has completed several private placements of equity interest Units since the beginning of the year.  Each Unit consists of 1 share of Common Stock, and 1 warrant to buy a share of Common Stock at an exercise price of $6.40 any time within 3 years after issuance. In each case, the Units were sold to a single purchaser at a price of $4.00 per Unit. For each of the following issuances, the relative fair market value of the warrants issued was approximately 49% of the proceeds.

On February 19, 2010 ALP completed a private placement of 12,500 Units.  The gross proceeds of the offering were $50,000, which were used to pay general operating expenses.

On April 27, 2010, ALP completed a private placement of 12,500 Units. The gross proceeds of the offering were $50,000, which were used to pay a portion of the payments due under the Option Agreement discussed in Note 4 and the Company’s general operating expenses.

On April 30, 2010, ALP completed a private placement of 75,000 Units. The gross proceeds of the offering were $300,000, which will be used to pay a portion of the payments due under the Option Agreement discussed in Note 4 and the Company’s general operating expenses.

Note 4	Commitments

On May 11, 2010, ALP and Desert Discoveries, LLC, a Nevada limited liability company (“Desert Discoveries”), entered into an Option Agreement (the “Option Agreement”) under which Desert Discoveries granted ALP an option (the “Desert Discoveries Option”) to purchase Desert Discoveries’ interest in five oil and gas leases covering an aggregate of 9,877.28 acres of land in Nye, Esmeralda and Mineral Counties, Nevada (the “Gas Leases”).  The Company’s right to exercise the Desert Discoveries Option is subject to the terms of the Option Agreement.  Subsequent to April 30, 2010, as consideration for the Desert Discoveries Option, ALP paid a purchase price of $100,000, an option fee of $300,000 and $600,000 in cash, which Desert Discoveries will use to develop the Gas Leases prior to their acquisition by ALP.

The Company may exercise its option at any time until March 4, 2011, by providing at least 30 days’ notice to Desert Discoveries.

In addition to the cash payments, the Company will issue 1,500,000 shares of Common Stock (the “Restricted Shares”) to Desert Discoveries on or before July 4, 2010, along with warrants to purchase 1,600,000 shares of Common Stock for $0.75 per share (the “Warrants”), at any time until May 11, 2015. The number of Restricted Shares assumes a 70:1 stock split, which the Company intends to effect in the near future.  The Restricted Shares to be issued to Desert Discoveries will not be registered under the Securities Act of 1933, as amended, or any state securities laws, and are subject to all applicable restrictions on sale under such laws. In addition, the Restricted Shares and Warrants are subject to the following restrictions on transfer and exercise, respectively:

•	500,000 of the Restricted Shares shall become transferrable, and 500,000 of the Warrants shall become exercisable, on July 4, 2010;

•	500,000 of the Restricted Shares shall become transferrable, and 500,000 of the Warrants shall become exercisable, on January 4, 2011; and
•	500,000 of the Restricted Shares shall become transferrable, and 600,000 of the Warrants shall become exercisable, on July 4, 2011.

The Company does not have the funds currently available to make all of the payments required under the Option Agreement. If the Company is not successful in raising sufficient funds in the time required, or if it otherwise fails to timely make all payments as noted in the Option Agreement, then Desert Discoveries may terminate the Option Agreement and keep all funds paid prior to the date of termination, including any shares of Common Stock and Warrants issued to Desert Discoveries prior to such termination.

Note 5	Subsequent events

On May 4, 2010, Dzvenyslava Protskiv, the former founder and CEO of the Company at its time of inception, transferred 1,550,000 shares of Common Stock to Alvaro Vollmers for cash consideration of $155, pursuant to a stock purchase agreement. Mr. Vollmers is President, Secretary, Treasurer, and the sole director of the Company. Mr. Vollmers used his personal funds for the purchase of those shares.

On May 4, 2010, Ms. Protskiv transferred 450,000 shares of Common Stock to John G. Rhoden for cash consideration of $45, pursuant to a stock purchase agreement. Mr. Rhoden used his personal funds for the purchase of those shares.  As a consequence of the two sales on May 4, 2010, Ms. Protskiv transferred all shares that had been issued to her by the Company.

On May 24, 2010, Alvaro Vollmers transferred 1,400,000 shares of Common Stock to the Company.  The Company intends to hold these shares in treasury until cancelled by further action by the board of directors.  Mr. Vollmers received no consideration from the Company for the shares he transferred.  Immediately prior to the stock transfer described above, Mr. Vollmers owned 1,550,000 shares of Common Stock, or 59.4% of the issued and outstanding shares of Common Stock. Immediately after the stock transfer, Mr. Vollmers owned 150,000 shares of Common Stock, or approximately 12.4% of the issued and outstanding shares of Common Stock.

On May 25, 2010, the Company completed a private placement of 31,250 shares of Common Stock at a price of $4.00 per Unit. The gross proceeds of the offering were $125,000, which will be used to pay general operating expenses.

On June 2, 2010, the Company completed a private placement of 50,000 Units, with each Unit consisting of 1 share of Common Stock, and 1 warrant to buy a share of Common Stock at an exercise price of $6.40 any time within 3 years after issuance. The Units were sold to a single purchaser at a price of $4.00 per Unit. The gross proceeds of the offering were $200,000, which will be used to pay general operating expenses.

On June 14, 2010, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State, which included the following amendments:

1.	A change in the Company’s name from Oreon Rental Corporation to American Liberty Petroleum Corp.

2.	An increase in the number of authorized shares of Common Stock from 75,000,000 to 450,000,000.

3.	A new Article authorizing the Board of Directors to adopt, alter, amend or repeal the Bylaws of the Company, including any Bylaw adopted by the stockholders.

4.
A new Article stating that the Company may indemnify a director or officer of the Company to the fullest extent allowed by Nevada law, and may indemnify any other person for whom indemnification is allowed by Nevada law, and to purchase insurance for this purpose.

Note 6	Going concern

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through private placements, public offerings and/or bank financings necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financings are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from alternative financing sources. No assurance can be given that alternative financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, then the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These forward-looking statements, which may be identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. The Company’s forward-looking statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company cautions readers not to place undue reliance upon any forward-looking statement contained in this Quarterly Report.  Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “ALP” and “the Company” mean American Liberty Petroleum Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. Dollars unless otherwise stated.

OVERVIEW

The Company is currently a “shell company” as defined in Rule 12b-2 of the Exchange Act.  The Company was incorporated on October 16, 2008 in the State of Nevada. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.  The Company underwent a change in management in January 2010.  Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this new business focus by pursuing interests in oil and natural gas properties by acquiring leases, such as the Gas Leases that it may acquire by exercising the Desert Discoveries Option. The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities, but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

Option Agreement

On May 11, 2010, the Company and Desert Discoveries entered into an Option Agreement, under which Desert Discoveries agrees to grant the Company an option to purchase Desert Discoveries’ interest in five (5) oil and gas leases covering an aggregate of 9,877.28 acres of land located in Nye, Esmeralda and Mineral Counties, Nevada, subject to the Company’s performance of its obligations under the Option Agreement.  See Note 4 of the Financial Statements.

The Company does not have the funds currently available to make all of the payments required under the Option Agreement. The Company will need to raise such funds in one or more financing transactions prior to the dates on which the payments are due. If the Company is not successful in raising sufficient funds in the time required, or if it otherwise fails to timely make all payments as noted in the Option Agreement, then Desert Discoveries may terminate the Option Agreement and keep all funds paid prior to the date of termination, including any shares of Common Stock and Warrants issued to Desert Discoveries prior to such termination.

The Option Agreement also grants to Desert Discoveries a right of first refusal to participate in any future stock offerings at the greater of one cent ($0.01) or the then-actual offering price to the extent required to maintain Desert Discoveries’ ownership interest in the Company on the closing date. If the Company proposes to make an offering of shares or securities convertible into shares of Common Stock, the Company shall notify Desert Discoveries of its right to purchase its pro rata share of such convertible securities, defined as the ratio between the number of outstanding shares of Common Stock owned by Desert Discoveries and the aggregate number of shares of Common Stock owned by all stockholders, on a fully diluted basis. Desert Discoveries may exercise its rights of first refusal by providing written notice to the Company within 10 days of receiving the Company’s notice. If Desert Discoveries does not timely exercise its rights of first refusal, or only exercises them as to certain of the securities that it could purchase, then the Company may sell those remaining securities to another party on the same conditions as were offered to Desert Discoveries for 90 days after the end of the Desert Discoveries’ 10-day option period. The rights of first refusal granted to Desert Discoveries do not apply to stock dividends, securities issued in exchange of other securities of the Company, or in connection with the acquisition of another company by the Company in a merger or asset purchase, securities issuable under stock options or instruments convertible into shares of the Company that are currently outstanding, and any options or shares of securities that may be granted under any employee stock option plan.

The Company’s decision to execute the Option Agreement represents the previously disclosed shift in the Company’s business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.

PLAN OF OPERATION

Limited Operating History; Need for Additional Capital

There is no meaningful historical financial information about us upon which to base an evaluation of our performance. We are in Exploration Stage operations and have not yet generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

We are seeking additional equity financing in order to obtain the capital required to continue operating our business. During the most recent quarter, the Company completed private placements, resulting in gross proceeds of $400,000. However, the Company needs to raise more capital in order to pay its planned expenses over the next 12 months. We have no assurance that future financing will be available to us on acceptable terms. If a substantial amount of financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
General & Administrative	$185,000
Exploration expense	$600,000
TOTAL	$785,000

As of April 30, 2010, we had cash on hand of $314,414. We will require additional financing to sustain our business operations. We currently do not have any binding arrangements for any third party to provide us additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors that we do not control. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Six Months and Three Months Summary

	Six Months Ended April 30,		Three Months Ended April 30,		Percentage
	2010	2009	2010	2009	Increase / Decrease
Revenue	$-	$-	$-	$-	n/a

Expenses	$(85,524)	$(13,287)	$(76,312)	$(11,037)	591%

Net Loss	$(85,524)	$(13,287)	$(76,312)	$(11,037)	591%

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues from our activities in the near future.

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	Six Months Ended April 30,		Three Months Ended April 30		Percentage
	2010	2009	2010	2009	Increase / Decrease
General and Administrative Expenses	85,254	13,287	76,312	11,037	591%
Total Operating Expenses	$85,254	$13,287	$76,312	$11,037	591%

Accounting and legal fees during the three months ended April 30, 2010 relate primarily to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act. Rent on our virtual office in Bakersfield, California is paid monthly. Rent on our virtual office in Dallas, Texas is payable monthly under a one-year agreement.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At April 30, 2010	At October 31, 2009	Percentage Increase / (Decrease)
Current Assets	$325,164	$0	100%
Current Liabilities	(12,570)	(1,882)	568%
Working Capital (Deficit)	$312,594	$(1,882)	-16,600%

Cash Flows
Six Months Ended April 30, 2010
Cash Flows Used In Operating Activities	$(85,686)
Cash Flows Provided by Financing Activities	$400,100
Net Increase (Decrease) In Cash During Period	$314,414

Working capital increased from a $1,882 deficit as of October 31, 2009 to $312,594 primarily as the result of private placements of our common stock which resulted in proceeds of $400,000 to the Company.  Our cash balances increased during the period ended April 20, 2010 primarily as a result of $400,000 in proceeds from private placements of our common stock which more than offset cash used in operating activities.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended October 31, 2009 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our President and Treasurer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A.	RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of securities during the quarter were reported on a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

Date:	June 21, 2010	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS President, Secretary and Treasurer (Principal Executive Officer and Principal Accounting Officer)

ITEM 6.EXHIBITS.

Exhibit
Number	Description of Exhibits

10.1
Option Agreement dated May 11, 2010 by and between Oreon Rental Corporation and Desert Discoveries, LLC (Incorporated by reference to Exhibit 10.1 to Oreon Rental Corporation’s Current Report on Form 8-K filed on May 17, 2010, Commission file number 333-156077).

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.