Form 10-Q
period 2010-07-31
American Liberty Petroleum Corp.
filed 2010-09-20
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
Yes ☐  No  ☒

As of September 17, 2010, there were 91,887,500 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets – July 31, 2010 (Unaudited) and October 31, 2009	3

Statements of Operations (Unaudited) – the three- and nine-month periods ended July 31, 2010 and 2009, and for the period from October 16, 2008 (Inception) to July 31, 2010	4

Statements of Cash Flows (Unaudited) – the nine-month periods ended July 31, 2010 and 2009, and for the period from October 16, 2008 (Inception) to July 31, 2010	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	14

Item 6. Exhibits	14

EX-10.1
EX-31.1
EX-31.2
EX-32.1

Signatures	14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.
(Formerly known as Oreon Rental Corporation)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	July 31,	October 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets

Cash	$27,760	$-
Prepaid Assets	156,250	-

Total current assets	184,010	-

Oil and gas properties (full cost method)	477,069	-

Total assets	661,079	-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and accrued liabilities	$67,405	$1,882

Total current liabilities	67,405	1,882

Total liabilities	67,405	1,882

Commitments

SHAREHOLDERS' EQUITY (DEFICIT)

Common Stock, $.00001 par value,450,000,000 authorized
91,887,500 and 175,700,000 issued and outstanding at
July 31, 2010 and October 31, 2009 respectively	1,899	1,757
Treasury Stock	(980)	-
Additional paid in capital	933,152	30,245
Deficit accumulated during the exploration stage	(340,397)	(33,884)

Total shareholders' equity(deficit)	593,674	(1,882)

Total liabilities and shareholders' equity (deficit)	$661,079	$-

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(Formerly known as Oreon Rental Corporation)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JULY 31, 2010
(Unaudited)

	Three Months Ended			Nine Months Ended		Inception Through
	July 31,			July 31,		July 31,
	2010		2009	2010	2009	2010

Operating expenses
General and administrative		$220,988	$4,649	$306,513	$18,686	$340,397

Loss from Operations	$	(220,988)	$(4,649)	$(306,513)	$(18,686)	$(340,397)

Net loss		$(220,988)	$(4,649)	$(306,513)	$(18,686)	$(340,397)

Net loss per share:
Basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted		136,977,853	175,700,000	162,884,753	167,461,538

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(Formerly known as Oreon Rental Corporation)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2010 AND 2009 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JULY 31, 2010
(Unaudited)

			Inception
	Nine Months Ended		Through
	July 31,		July 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES	$(306,513)	$(18,686)	$(340,397)
Net loss
Adjustment to reconcile net loss to net
cash used in operating activities
Donated consulting services and expenses	-	4,500	6,500
Imputed interest on related party advance	-	-	2
Changes in:
Prepaid assets	(156,250)	-	(156,250)
Accounts payable	65,523	476	67,405
NET CASH USED IN OPERATING ACTIVITIES	(397,240)	(13,710)	(422,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(175,000)	-	(175,000)
NET CASH USED IN INVESTING ACTIVITIES	(175,000)	-	(175,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common stock and other securities issued for cash	600,000	25,500	625,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	600,000	25,500	625,500

NET INCREASE IN CASH	27,760	11,790	27,760
Cash, beginning of period	-	100	-
Cash, end of period	$27,760	$11,890	$27,760

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock and warrants issued for oil and gas leases	$302,069	$-	$302,069

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(Formerly known as Oreon Rental Corporation)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp. (“ALP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of July 31, 2010 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three- and nine-month periods ended July 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended October 31, 2009, as reported herein, have been omitted.

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

On June 14, 2010, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State, which included the following amendments:

1.	A change in the Company’s name from Oreon Rental Corporation to American Liberty Petroleum Corp,

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

Note 2 - Oil and Gas Properties

The Company follows the full cost accounting method to account for oil and gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized using the units-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated and unproved property costs begins when the properties become proved or their values become impaired.  Impairment of unevaluated and unproved prospects is assessed periodically based on a variety of factors, including management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development.

Oil and gas properties at July 31, 2010 consist solely of the acquisition costs incurred by the Company because no explorations have occurred as discussed in Note 6.

Note 3 – Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.”   The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932,  Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995,  Modernization of Oil and Gas Reporting .  The ASU is effective for reporting periods ending on or after December 31, 2009.  The adoption of ASC 810 did not have any impact on the Company’s financial statements.

In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds. Included in the new rule entitled “Modernization of Oil and Gas Reporting Requirements”,  are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The adoption of this rule did not have any impact on the Company’s financial disclosures.

Note 4 – Related Party Transactions

On January 11, 2010, the sole director advanced $100 to the Company, which was used to open bank accounts. In February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Alvaro Vollmers’ services as director of the Company.

On June 30, 2010 the Company reimbursed the director the $100 used to open the bank account.

Note 5 – Capital Stock

ALP has completed several private placements of equity interest Units since the beginning of the year.  Each Unit has consisted of 1 share of Common Stock, and 1 warrant to buy a share of Common Stock at an exercise price of approximately $0.091 any time within 3 years after issuance. In each case, the Units were sold to a single purchaser at a price of approximately $0.057 per Unit. For each of the following issuances, the relative fair market value of the warrants issued was approximately 49% of the proceeds.

All issuances of Common Stock, and descriptions of the number of shares of Common Stock issuable upon the exercise of a warrant, have been retroactively adjusted, if necessary, to reflect the 70:1 forward stock split effective June 25, 2010, which is described in more detail below.

On February 19, 2010 ALP completed a private placement of 875,000 Units.  The gross proceeds of the offering were $50,000, which were used to pay general operating expenses.

On April 27, 2010, ALP completed a private placement of 875,000 Units. The gross proceeds of the offering were $50,000, which were used to pay a portion of the payments due under the Option Agreement discussed in Note 6 and the Company’s general operating expenses.

On April 30, 2010, ALP completed a private placement of 5,250,000 Units. The gross proceeds of the offering were $300,000, which were used to pay a portion of the payments due under the Option Agreement discussed in Note 6 and the Company’s general operating expenses.

On May 4, 2010, Dzvenyslava Protskiv, the former founder and CEO of the Company at its time of inception, transferred 108,500,000 shares of Common Stock to Alvaro Vollmers for cash consideration of $155, pursuant to a stock purchase agreement. Mr. Vollmers is President, Secretary, Treasurer, and the sole director of the Company. Mr. Vollmers used his personal funds for the purchase of those shares.

On May 4, 2010, Ms. Protskiv transferred 31,500,000 shares of Common Stock to John G. Rhoden for cash consideration of $45, pursuant to a stock purchase agreement. Mr. Rhoden used his personal funds for the purchase of those shares.  As a consequence of the two sales on May 4, 2010, Ms. Protskiv transferred all shares that had been issued to her by the Company.

On May 24, 2010, Alvaro Vollmers transferred 98,000,000 shares of Common Stock to the Company.  The Company intends to hold these shares in treasury until cancelled by further action by the board of directors.  Mr. Vollmers received no consideration from the Company for the shares he transferred.  Immediately prior to the stock transfer described above, Mr. Vollmers owned 108,500,000 shares of Common Stock, or 59.4% of the issued and outstanding shares of Common Stock. Immediately after the stock transfer, Mr. Vollmers owned 10,500,000 shares of Common Stock, or approximately 12.4% of the issued and outstanding shares of Common Stock.

On May 25, 2010, the Company issued 2,187,500 shares of Common Stock to New World Petroleum Corp. at a price of approximately $0.057 per share, as repayment of an $125,000 installment paid on behalf of the Company under the Option Agreement discussed in Note 6.

On June 2, 2010, the Company completed a private placement of 3,500,000 Units, with each Unit consisting of 1 share of Common Stock, and 1 warrant to buy a share of Common Stock at an exercise price of approximately $0.091 any time within 3 years after issuance. The Units were sold to a single purchaser at a price of approximately $0.057 per Unit. The gross proceeds of the offering were $200,000, which were used to make certain payments under the Option Agreement.

On June 24, 2010, the Company received approval from FINRA to proceed with a 70:1 forward split of its Common Stock (the “Stock Split”) and a change of the Company’s name to American Liberty Petroleum Corp.  Consistent with the approval by FINRA, the Stock Split was made effective June 25, 2010.  As of such date, each existing share of the Company’s Common Stock was reclassified and changed into seventy (70) new shares, and each holder of the Company’s Common Stock was entitled to receive, upon delivery of an existing stock certificate, a new certificate or certificates representing seventy (70) shares for each one (1) share of Common Stock represented by the existing certificate or certificates of such holder at the close of business on such date.

The Stock Split was approved by Alvaro Vollmers, the sole director of the Company, and stockholders holding at least a majority of the issued and outstanding shares of the Company, acting by written consent, as disclosed on the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2010.

On June 30, 2010 the Company issued 1,500,000 shares of restricted Common Stock to Desert Discoveries to fulfill the Company’s obligation under the Option Agreement discussed in Note 6.

On July 4, 2010 the Company issued warrants to purchase 1,600,000 shares of Common Stock to Desert Discoveries to fulfill the Company’s obligation under the Option Agreement discussed in Note 6.

Note 6 – Commitments

On May 11, 2010, ALP and Desert Discoveries, LLC, a Nevada limited liability company (“Desert Discoveries”), entered into an Option Agreement (the “Option Agreement”) under which Desert Discoveries granted ALP an option (the “Desert Discoveries Option”) to purchase Desert Discoveries’ interest in five oil and gas leases covering an aggregate of 9,877.28 acres of land in Nye, Esmeralda and Mineral Counties, Nevada (the “Leases”).  The Company’s right to exercise the Desert Discoveries Option is subject to the terms of the Option Agreement.  As partial consideration for the Desert Discoveries Option, ALP has paid a signing fee and an initial option fee totaling $300,000, and must place another $600,000 in an escrow account, which Desert Discoveries will use to develop the Leases prior to their acquisition by ALP. As of July 31, 2010, the Company has paid the first installment of $150,000 of the $600,000 into an escrow account. A second payment of $250,000 is due on or before October 4, 2010 and the last payment of $200,000 is due on or before January 4, 2010.  The Company may exercise its option at any time until March 4, 2011, by providing at least 30 days’ notice to Desert Discoveries and paying an additional $100,000 above the amount to be placed in escrow.

The Company does not have the funds currently available to make all of the remaining payments required under the Option Agreement. If the Company is not successful in raising sufficient funds in the time required, or if it otherwise fails to timely make all payments as noted in the Option Agreement, then Desert Discoveries may terminate the Option Agreement and keep all funds paid prior to the date of termination, including any shares of Common Stock and Warrants (defined below) issued to Desert Discoveries prior to such termination.

In addition to the cash payments, the Company issued 1,500,000 shares of Common Stock (the “Restricted Shares”) to Desert Discoveries, along with warrants to purchase 1,600,000 shares of Common Stock for $0.75 per share (the “Warrants”), at any time until May 11, 2015. The number of Restricted Shares reflected the Stock Split.  The Restricted Shares issued to Desert Discoveries were not registered under the Securities Act of 1933, as amended, or any state securities laws, and are subject to all applicable restrictions on sale under such laws. The Common Stock and Warrants were valued at $85,714 and $91,355, respectively, and are included in Oil and Gas Properties.  In addition, the Restricted Shares and Warrants are subject to the following restrictions on transfer and exercise, respectively:

-	500,000 of the Restricted Shares became transferrable, and 500,000 of the Warrants became exercisable, on July 4, 2010;

-	500,000 of the Restricted Shares shall become transferrable, and 500,000 of the Warrants shall become exercisable, on January 4, 2011; and

-	500,000 of the Restricted Shares shall become transferrable, and 600,000 of the Warrants shall become exercisable, on July 4, 2011.

Note 7 – Going Concern

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

OVERVIEW

The Company was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation”. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.  The Company underwent a change in management in January 2010. See Note 5 to the Financial Statements. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this new business focus by pursuing interests in oil and natural gas properties by acquiring leases, such as the Gas Leases that it may acquire by exercising the Desert Discoveries Option described below. The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities, but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

Option Agreement

On May 11, 2010, the Company and Desert Discoveries entered into an Option Agreement, under which Desert Discoveries granted the Company an option to purchase Desert Discoveries’ interest in the Leases covering an aggregate of 9,877.28 acres of land located in Nye, Esmeralda and Mineral Counties, Nevada, subject to the Company’s performance of its obligations under the Option Agreement.  See Note 6 to the Financial Statements.

As of July 31, 2010, the Company has paid Desert Discoveries option fees totaling $300,000. The Company has placed an additional $150,000 into an escrow account.  The Company must make additional  payments into the escrow account of $250,000 and $200,000 on October 4, 2010 and January 4, 2011, respectively.  See Note 6 to the Financial Statements. The Company has also issued 1,500,000 shares of Common Stock, and Warrants to purchase 1,600,000 shares of Common Stock at $.75 per share, to Desert Discoveries as additional consideration.  See Part II, Item 4, “Unregistered Sales of Equity Securities and Use of Proceeds”. The Company may exercise the Desert Discoveries Option at any time until March 4, 2011, if the required payments have been made, by providing at least 30 days’ notice to Desert Discoveries and paying an additional $100,000.

The Company does not have the funds currently available to make all of the remaining payments required under the Option Agreement. The Company is currently in the process of seeking one or more investors to provide the funds to make the $250,000 payment required on October 4, 2010 under the Option Agreement. The Company will need to raise such funds in one or more financing transactions prior to the October 4, 2010 and January 4, 2011 due dates. If the Company is not successful in raising sufficient funds in the time required, or if it otherwise fails to timely make all payments as required in the Option Agreement, then Desert Discoveries may terminate the Option Agreement and keep all funds paid prior to the date of termination, including any shares of Common Stock and Warrants issued to Desert Discoveries prior to such termination.

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

In connection with the Option Agreement, the Company has pursued discussions with High Sierra Exploration, LLC (“High Sierra”) and with Nancy Fagen (“Fagen”) to enter into two separate joint operator agreements for the development of the Leases. To date, the Company, High Sierra and Fagen have agreed on a form of joint operator agreement that the Company intends to execute with each of such parties to develop the Leases. The Company anticipates that the joint operator agreements will be signed concurrently with the Company’s exercise of the Desert Discoveries Option.

The Company’s decision to execute the Option Agreement and to take the actions associated with the Option Agreement represents the previously disclosed shift in the Company’s business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.

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

We are seeking additional equity financing in order to obtain the capital required to continue operating our business. During the most recent quarter, the Company completed private placements resulting in gross proceeds of $200,000. However, the Company needs to raise more capital in order to pay its planned expenses over the next 12 months, including the payments due under the option Agreement. We have no assurance that future financing will be available to us on acceptable terms. If a substantial amount of financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
General & Administrative	$185,000
Exploration expense	$600,000
TOTAL	$785,000

As of July 31, 2010, we had cash on hand of $27,760. We will require additional financing to sustain our business operations. We currently do not have any binding arrangements for any third party to provide us additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors that we do not control. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Nine Months and Three Months Summary

	Nine Months Ended ,		Three Months Ended July 31,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-

Expenses	$(306,513)	$(18,686)	$(220,988)	$(4,649)

Net Loss	$(306,513)	$(18,686)	$(220,988)	$(4,649)

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues from our activities in the foreseeable future.

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2010	2009	2010	2009
General and Administrative Expenses	306,513	18,686	220,988	4,649
Total Operating Expenses	$306,513	$18,686	$220,988	$4,649

Accounting and legal fees during the nine months and three months ended July 31, 2010 relate primarily to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act. Rent on our virtual office in Bakersfield, California is paid monthly. Rent on our virtual office in Dallas, Texas is payable monthly under a one-year agreement.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At July 31, 2010	At October 31, 2009
Current Assets	$184,010	$0
Current Liabilities	(67,405)	(1,882)
Working Capital (Deficit)	$116,605	$(1,882)

Cash Flows
Nine Months Ended July 31, 2010
Cash Flows Used In Operating Activities	$(397,240)
Cash Flows Used In Investing Activities	$(175,000)
Cash Flows Provided by Financing Activities	$600,000
Net Increase (Decrease) In Cash During Period	$27,760

Working capital increased from a deficit of $1,882 as of October 31, 2009 to $116,605 primarily as the result of private placements of our Common Stock and the Units which resulted in proceeds of $600,000 to the Company.  Our cash balances increased during the period ended July 31, 2010 primarily as a result of $600,000 in proceeds from private placements of our Common Stock and Units which more than offset cash used in operating activities.

Future Financings

As of the date of this Quarterly Report, we do not have sufficient cash on hand to meet our anticipated expenses for the next twelve months. We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on our ability to consummate new equity financings in order to fund our future operations. Issuances of additional shares of our capital stock (or securities that may be convertible into or exercisable for those shares) will result in the dilution of the interests of our existing stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 25, 2010, the Company issued 2,187,500 shares of Common Stock to New World Petroleum Corp. at a price of approximately $0.057 per share (as adjusted for the Stock Split) as repayment of an $125,000 installment paid on behalf of the Company as part of the Option Agreement.

On June 2, 2010, the Company completed a private placement of 3,500,000 Units, with each Unit consisting of 1 share of Common Stock, and 1 warrant to buy a share of Common Stock at an exercise price of $0.091 any time within 3 years after issuance. The Units were sold to a single purchaser at a price of $0.057 per Unit (as adjusted for the Stock Split). The gross proceeds of the offering were $200,000, which were used to make certain payments under the Option Agreement. This private placement and the May 25, 2010 private placement described above were reported on a Current Report on Form 8-K filed on June 7, 2010.

On June 30, 2010, the Company issued 1,500,000 shares of Common Stock (the “Restricted Shares”) to Desert Discoveries, and, on July 4, 2010, issued Warrants to purchase 1,600,000 shares of Common Stock for $0.75 per share, at any time until May 11, 2015. The Restricted Shares and Warrants were issued as part of the consideration paid by the Company under the Option Agreement. The number of Restricted Shares reflected the Stock Split, which the Company completed on June 25, 2010.  The Restricted Shares were not registered under the Securities Act of 1933, as amended, or any state securities laws, and are subject to all applicable restrictions on sale under such laws. In addition, the Restricted Shares and Warrants are subject to the following restrictions on transfer and exercise, respectively:

•	500,000 of the Restricted Shares became transferrable, and 500,000 of the Warrants became exercisable, on July 4, 2010;
•	500,000 of the Restricted Shares will become transferrable, and 500,000 of the Warrants will become exercisable, on January 4, 2011; and
•	500,000 of the Restricted Shares will become transferrable, and 600,000 of the Warrants will become exercisable, on July 4, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 19, 2010, stockholders holding at least a majority of the issued and outstanding shares of Common Stock, acting by written consent, approved resolutions to:

1.	Change the name of the Company from Oreon Rental Corporation to American Liberty Petroleum Corp.;
2.	Effect the Stock Split, by which each outstanding share of Common Stock was exchanged for 70 shares of Common Stock;
3.	In connection with the Stock Split, increase the number of authorized shares of Common Stock from 75,000,000 to 450,000,000; and
4.	Approve the Amended and Restated Articles of Incorporation.

In addition to changing the name of the Company and increasing the number of authorized shares of Common Stock, as described above, the Amended and Restated Articles of Incorporation amended the Company’s Articles of Incorporation to (a) authorize the Board of Directors to adopt, alter, amend or repeal the Bylaws of the Company, including any Bylaw adopted by the stockholders, and (b) allow the Company to indemnify a director or officer of the Company to the fullest extent allowed by Nevada law, and to indemnify any other person for whom indemnification is allowed by Nevada law, and to purchase insurance for this purpose.  The text of the Amended and Restated Articles of Incorporation is attached as an Exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2010.  The Written Consent was executed by Alvaro Vollmers, who, on May 19, 2010, owned approximately 59.4% of the issued and outstanding shares of Common Stock.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6.EXHIBITS.

Exhibit
Number	Description of Exhibits

10.1
Option Agreement dated May 11, 2010 by and between Oreon Rental Corporation and Desert Discoveries, LLC (Incorporated by reference to Exhibit 10.1 to Oreon Rental Corporation’s Current Report on Form 8-K filed on May 17, 2010, Commission file number 333-156077).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

Date:	September 20, 2010	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS President, Secretary and Treasurer (Principal Executive Officer and Principal Accounting Officer)