Form 10-K
period 2010-10-31
American Liberty Petroleum Corp.
filed 2011-02-15
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
for the fiscal year ended October 31, 2010

or

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
for the transition period from _____to _____

COMMISSION FILE NUMBER: 000-54004

AMERICAN LIBERTY PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0599151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 California Ave., Tower B-210
Bakersfield, CA 93309
(Address of principal executive offices)

(661) 377-2911
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.00001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐ Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☑  No

As of February 14, 2011, 93,637,500 shares of common stock, $0.00001 par value per share, were outstanding.

AMERICAN LIBERTY PETROLEUM CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2010

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our” and the “Company” mean American Liberty Petroleum Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2010. Because of the nature of a relatively new company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

ITEM 1.            BUSINESS

Organization and Background

The Company was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation.” At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout the Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.

The Company underwent a change in management in January 2010. Effective January 4, 2010, Dzvenyslava Protskiv, the founder of the Company, resigned from her positions as President, Treasurer, and the sole member of the board of directors. Shareholders owning at least a majority of the issued and outstanding shares of common stock of the Company, acting by written consent, accepted Ms. Protskiv’s resignation and elected Alvaro Vollmers to serve as her replacement as the sole director of the Company, effective on January 4, 2010. Mr. Vollmers subsequently appointed himself to serve as the President, Treasurer, and Secretary of the Company and removed any other officers, effective as of January 4, 2010.

In May 2010, the Company underwent a change in control.  On May 4, 2010, Ms. Protskiv transferred 108,500,000 shares of common stock (as adjusted to reflect the forward stock split described below) to Mr. Vollmers for cash consideration of $155 and 31,500,000 shares of common stock (as adjusted to reflect the forward stock split described below) to John G. Rhoden for cash consideration of $45.  Mssrs. Vollmers and Rhoden each used his personal funds for the purchase of those shares. As a consequence of the two sales, Ms. Protskiv no longer owns any shares of common stock of the Company.  On May 24, 2010, Mr. Vollmers contributed 98,000,000 shares of common stock (as adjusted to reflect the forward stock split described below) to the Company. The Company held these shares in treasury until June 2010, when they were cancelled by action of the board of directors. Mr. Vollmers received no consideration from the Company for the shares he contributed.

On June 24, 2010, the Company received approval from FINRA to proceed with a 70:1 forward split of its common stock and to change its name to “American Liberty Petroleum Corp.”  Consistent with the approval by FINRA, the stock split was made effective June 25, 2010. As of such date, each existing share of the Company’s common stock was reclassified and changed into 70 new shares, and each holder of the Company’s common stock was entitled to receive, upon delivery of an existing stock certificate, a new certificate or certificates representing 70 shares for each one share of common stock represented by the existing certificate or certificates of such holder at the close of business on such date. The stock split was approved by Mr. Vollmers, the sole director of the Company, and shareholders holding at least a majority of the issued and outstanding shares of the Company, acting by written consent, as disclosed on the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2010.

Business

Following the change in management in January 2010, the Company decided to cancel its original plan of operations and instead to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this new business focus by pursuing interests in oil and natural gas properties by acquiring leases, similar to the oil and gas leases that are subject to the Option Agreement described below. The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities, but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

The Company is currently an exploration stage company and has no products or services, customers or ongoing sources of revenue. The Company currently has no employees, other than its President.   Its only material assets currently are its rights under the Option Agreement.  The Company has entered into a merger agreement pursuant to which the company will sell its interest in the Option Agreement to Keyser Resources, Inc., a Nevada corporation ("Keyser ").  See “—Sale by the Company of All of Its Assets” and “Certain Relationships and Related Transactions, and Director Independence” for additional information on the proposed merger transaction.  Upon the consummation of the merger transaction, the Company’s sole asset will be shares of Keyser common stock acquired in the merger.

Option Agreement

On May 11, 2010, the Company and Desert Discoveries, LLC, a Nevada limited liability company (“Desert Discoveries”), entered into an Option Agreement (the “Option Agreement”) under which Desert Discoveries granted the Company an option (the “Option”) to purchase Desert Discoveries’ interest in five oil and gas leases (the “Leases”) covering an aggregate of 9,877.28 acres of land in Nye, Esmeralda and Mineral Counties, Nevada.  The Leases consist of the Gabbs Lease and the Kibby Flats Leases, as those are further described in the Option Agreement.  The Company’s right to exercise the Option is subject to the terms of the Option Agreement.  As partial consideration for the Option, the Company paid a signing fee and an initial option fee that were a total of $300,000, and it was required to make periodic payments totaling $600,000 into an escrow account.  The Option Agreement provides that the escrowed proceeds are to be used by Desert Discoveries for geological and exploratory work, acquisition costs, BLM Rental payments and other expenses related to the development of the Leases before and after their acquisition by the Company. On July 4, 2010, the Company also issued 1,500,000 shares of common stock, and warrants to purchase 1,600,000 shares of Common Stock at $0.75 per share, to Desert Discoveries as additional consideration required under the Option Agreement.  On October 23, 2010, the Company and Desert Discoveries amended the Option Agreement to extend the deadline for making a $250,000 payment into the escrow account from October 4, 2010 to November 30, 2010.  On February 11, 2011, the Company and Desert Discoveries further amended the Option Agreement by entering into a Second Amendment to Option Agreement, which gives the Company the right to include a 60% working interest in a new lease (the “Cortez Lease”), in the same formations as the Kibby and Gabbs lease interests, as part of the interests to be purchased under the Option Agreement, and extended the end of the option exercise period from March 4, 2011, to June 11, 2011.  The Company may exercise its right to include the Cortez Lease in the acquired leases by delivering written notice to Desert Discoveries by April 1, 2011, and then paying an additional $250,000 into the escrow account by June 11, 2011. The Company entered into the Second Amendment in order to secure more time for the Company (or its successor in interest under the Option Agreement) to raise the funds necessary to make the final Option payment due upon exercise of the option, and to clarify the inclusion of the Cortez Lease in the assets to be acquired, since a portion of the escrowed option fees is being used for the acquistion and exploration of those lease interests.  Keyser consented to the Company entering into the Second Amendment, in accordance with the Merger Agreement.

As of October 31, 2010, the Company had paid $150,000 of the original $600,000 of escrow fees into an escrow account.  In December 2010, the Company paid another $250,000 and the last payment of $200,000 was made on January 7, 2011.  The Company may exercise its Option at any time until June 11, 2011, by providing at least 30 days’ notice to Desert Discoveries and paying an additional fee of $100,000, plus an additional escrow $250,000 of payments for the Cortez Lease under the Second Amendment.

The Option Agreement also grants to Desert Discoveries a right of first refusal to participate in any stock offerings after cloing of the option, at the greater of one cent ($0.01) or the then-actual offering price to the extent required to maintain Desert Discoveries’ ownership interest in the Company on the closing date. If the Company proposes to make an offering of shares or securities convertible into shares of common stock, the Company is required under the Option Agreement to notify Desert Discoveries of its right to purchase its pro rata share of such convertible securities.

The Company may exercise its Option at any time until June 11, 2011, by providing at least 30 days’ notice to Desert Discoveries and paying an additional fee of $100,000.  The Company’s decision to execute the Option Agreement and to take the actions associated with the Option Agreement represented a shift in the Company’s business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.

As of January 7, 2011, the Company had paid $600,000 of periodic payments required under the Option Agreement.  The Company does not intend to make the $250,000 escrow payment required to acquire the Cortez Lease under the Second Amendment before transferring the Option Agreement and all related rights to Keyser in connection with the Merger Agreement discussed below. In order to make the remaining to payments into the escrow account, the Company borrowed a total of $490,000 from Keyser, which is controlled by Mr. Rhoden, the largest shareholder of the Company, and Mr. Vollmers, the sole officer and director of the Company.   The Keyser notes were the only financing that the Company was able to secure in time to allow the Company to make the payments required according to the schedule under the Option Agreement.  The notes evidencing such borrowings are due and payable on February 28, 2011.  The Company does not have any financing sources or commitments available at this time to repay the notes when they come due. After evaluating the matter, the Board of Directors determined that the best option available was to transfer the Option Agreement and the Company’s related rights to Keyser in a transaction that is described below.

Sale by the Company of All of Its Assets

On January 24, 2011, the Board of Directors of the Company approved a series of transactions that will result in the sale of substantially all of the assets of the Company to Keyser.  Mr. Vollmers is the sole director of both the Company and Keyser. The sale of the Company’s assets will be accomplished as follows:

•	The Company contributed the Option Agreement to its wholly owned subsidiary, True American Energy Corporation, a Nevada corporation (“TAEC”), on January 3, 2011;

•	TAEC will merge with and into Keyser, with Keyser being the surviving corporation, and the separate existence of TAEC will cease (the “Merger”);

•	At the time of the Merger, the Company will exchange all of its shares of the common stock, $1.00 par value, of TAEC for consideration consisting of cash and securities of Keyser; and

•
Because TAEC holds the Option Agreement as successor-in-interest to the Company, the Option Agreement will be owned by Keyser after the Merger, with Keyser assuming the rights, duties and obligations of the Company under the Option Agreement.

Merger Agreement

The Merger will be accomplished by the merger of TAEC with and into Keyser, in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) approved by the Company’s Board of Directors.  New World Petroleum Investments (“New World”), Desert Discoveries, Mr. Rhoden and Mr. Vollmers, as stockholders who collectively hold more than 50% of the notes entitled to be cast with respect to the approval of the transactions, have adopted resolutions authorizing the Company to complete the series of transactions.  In addition to their interests in the Company, Mr. Rhoden and Mr. Vollmers currently own approximately 13% and 39% of the outstanding shares of Keyser’s common stock, respectively.  Accordingly, each of them is interested in the transactions.

The Merger Agreement, as signed by officers of Keyser, ALP and TAEC, is attached to the Current Report on Form 8-K filed on January 27, 2011, and is incorporated herein by reference.  The Company intends to complete the Merger as soon as possible after satisfying all regulatory and other closing conditions, including those waiting periods imposed by FINRA and the SEC.

Under the Merger Agreement and applicable provisions of the Nevada Revised Statutes (the “NRS”), when the Merger becomes effective:

•
The surviving corporation will be governed by the Amended and Restated Articles of Incorporation of the Surviving Corporation, which, among other things, provide that the name of the surviving corporation will be “True American Energy Corporation”.

•	The surviving corporation will continue to be governed by the bylaws of Keyser.

•	The surviving corporation will immediately assume title to all property owned by TAEC immediately prior to the Merger, including the Option Agreement (described above).

•	The officers and directors of the surviving corporation will be the officers and directors of Keyser at the Effective Time. Alvaro Vollmers is the sole officer and director of Keyser.

At the effective time of the Merger, all issued and outstanding shares of TAEC will be automatically canceled and converted into the right to receive the Merger Consideration, which is described below. Because ALP owns all of the issued and outstanding shares of TAEC Common Stock, ALP will receive all of the Merger Consideration.  All issued and outstanding shares of Keyser common stock will be automatically converted into shares of common stock of the surviving corporation.

The Merger Agreement may be terminated and the Merger abandoned at any time prior to the effective time of the Merger, whether before or after stockholder approval, by the consent of the Board of Directors of TAEC and the Board of Directors of Keyser. The Boards of Directors of TAEC and Keyser may amend the Merger Agreement, but after the Merger Agreement has been approved by the stockholders of Keyser, it may not be amended to (1) alter or change the manner or basis of exchanging TAEC Common Stock for Merger Consideration, in whole or in part, or (2) alter or change any of the terms and conditions of the Merger Agreement if such alteration or change would adversely affect the stockholders of TAEC or Keyser.

The Merger Agreement contains customary representations and warranties of TAEC, ALP, and Keyser. The Merger Agreement also states that the Merger will not occur unless certain conditions precedent are satisfied. The conditions precedent include that all representations and warranties of the other parties to the Merger Agreement must be true and correct at the time of closing, unless waived by the applicable party, and that each party has complied in all material respects with its obligations under the Merger Agreement.  In addition, the parties must have obtained all requisite consents from any and all public or governmental authorities having jurisdiction over the Merger, including the SEC, FINRA and the Secretary of State of Nevada, and satisfy all applicable waiting periods.

Merger Consideration

In exchange for its shares of TAEC common stock, the Company will receive merger consideration of $900,000 (“Merger Consideration”), consisting of (a) 1,647,142 shares of Keyser Common Stock and a Warrant (the “Warrant”) to purchase 123,077 shares of Keyser Common Stock (the “Common Stock Consideration”) and (b) $700,000 in cash payments (the “Cash Consideration”). The Cash Consideration will be paid by (a) forgiveness of the payment of a promissory note in the original principal amount of $290,000 dated December 6, 2010, executed by the Company and payable to the order of Keyser, and of a promissory note in the original principal amount of $200,000 dated January 7, 2011 executed by the Company and payable to the order of Keyser, and (b) the issuance of a new Promissory Note (the “Promissory Note”) in the original principal amount of $210,000 executed by Keyser and made payable to the order of the Company. The Promissory Note will provide that interest will accrue at the rate of five percent (5%) per annum, with all principal and accrued interest thereon due and payable in twelve (12) equal monthly installments of principal and interest, beginning the last day of the month next following the effective date of the Merger.  The shares of Keyser common stock issued as Common Stock Consideration will not be registered under the Securities Act or the securities laws of any state. Accordingly, the shares of Keyser common stock issued as Common Stock Consideration will be subject to restrictions on transfer except in a transaction exempt from registration.

Effective Time of the Merger

Although the Merger has been approved by the Boards of Directors of the Company, TAEC and Keyser, and, where necessary, the stockholders of such parties, the consummation of the Merger is subject to (i) the filing and delivery by the Company of an Information Statement under Section 14 of the Securities Act, (ii) the filing and delivery by Keyser of certain documentation with FINRA under the Securities Exchange Act of 1934, and (iii) the completion of any related waiting periods. The Company anticipates that the parties will complete the transactions as soon as possible after the 20th day following initial mailing of the Information Statement to its stockholders. When all necessary approvals have been obtained, and all waiting periods have expired, the Company and Keyser will cause the Articles of Merger to be filed in the Office of the Secretary of State of Nevada.

Redemption of Company Common Stock

Immediately after the Merger is completed, the Company intends to redeem all of the shares of common stock owned by New World Petroleum Investments, Inc, an Austrian corporation (“New World”) and Desert Discoveries in exchange for a portion of the shares of Keyser common stock received as Common Stock Consideration.  New World currently owns 14,437,500 shares of common stock, constituting 15.4% of the issued and outstanding shares of the Company. Promptly after the Company receives the Merger Consideration, it will redeem all of the shares of common stock owned by New World in exchange for 1,142,845 shares of Keyser common stock received as Common Stock Consideration.

Desert Discoveries currently owns 1,500,000 shares of Company Common Stock, constituting 1.6% of the issued and outstanding shares of the Company, and warrants to purchase an additional 1,600,000 shares of Company Common Stock.  See “Description of the Option Agreement” above. Promptly after the Company receives the Merger Consideration, it will redeem all of the shares of common stock owned by Desert Discoveries in exchange for 118,734 shares of Keyser common stock received as Common Stock Consideration.  In addition, in redemption of the warrants to purchase 1,600,000 shares of the Company’s common stock held by Desert Discoveries, the Company will transfer to Desert Discoveries the Warrant to purchase 123,077 shares of Keyser common stock.

After the Merger and the redemption of the New World and Desert Discoveries shares of common stock, the Company will become a minority shareholder of Keyser, holding approximately 2.6% of Keyser’s common stock, and neither New World nor Desert Discoveries will own any shares of Company common stock.

Financing Transactions

The Company has completed several private placements of its common stock and its equity interest Units (as defined below) since the beginning of the fiscal year.  The private placements were typically conducted pursuant to Regulation S of the Securities Act of 1933; however, an issuance of shares and warrants in July 2010 was made in accordance with an exemption under Section 4(2) of the Securities Act. Each “Unit” has consisted of one share of common stock, and one warrant to buy a share of common stock at an exercise price of approximately $0.091 any time within three years after issuance. In each case, the Units were sold to a single purchaser at a price of approximately $0.057 per Unit. All issuances of common stock, and descriptions of the number of shares of common stock issuable upon the exercise of a warrant, have been retroactively adjusted, if necessary, to reflect the 70:1 forward stock split effective June 25, 2010.

•	On February 19, 2010, the Company completed a private placement of 875,000 Units to New World. The gross proceeds of the offering were $50,000, which were used to pay general operating expenses.

•
On April 27, 2010, the Company issued 875,000 Units to New World. The gross proceeds of the offering were $50,000, which were used to pay a portion of the payments due under the Option Agreement (as discussed in “-Business” below) and the Company’s general operating expenses.

•
On April 30, 2010, the Company issued 5,250,000 Units to New World. The gross proceeds of the offering were $300,000, which were used to pay a portion of the payments due under the Option Agreement and the Company’s general operating expenses.

•	On May 25, 2010, the Company issued 2,187,500 shares of Common Stock to New World, as repayment of a $125,000 installment paid on behalf of the Company under the Option Agreement.

•
On June 2, 2010, the Company issued 3,500,000 Units to New World.  The gross proceeds of the offering were $200,000, which were used to make certain payments under the Option Agreement and for the Company’s general operating expenses.

•
On July 4, 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 1,600,000 shares of common stock at $.075 per share to Desert Discoveries, LLC, which was issued in a private transaction as additional consideration under an Option Agreement executed by the Company and Desert Discoveries, LLC as further discussed below.

In addition, on December 6, 2010, and January 7, 2011, the Company borrowed $290,000 and $200,000, respectively, from Keyser, in order to make the final scheduled option payments due at that time made under the Option Agreement.  The only remaining payments are a $100,000 payment due upon exercise of the Option and, if the Company elects to purchase the Cortez Lease, another payment in the amount of $250,000.  The Company intends to repay the Keyser notes upon completion of the proposed Merger transaction. The promissory notes executed by the Company in connection with the loans contained the following payment terms: (a) the unpaid principal amount accrues interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on February 28, 2011, and (c) the unpaid principal and accrued but unpaid interest may be prepaid in whole or in part at the option of the Company, without penalty or premium. The notes are not secured by any assets of the Company. Alvaro Vollmers, the sole director and officer of the Company, is also the sole officer and director of Keyser.  The proceeds of the notes were used to make a $250,000 payment pursuant to the Option Agreement in December 2010, and another payment of $200,000 on January 7, 2011, and the remainder will be used for general corporate purposes.

Marketing and Pricing

The Company currently has no revenue or revenue producing assets.

Competition

The Company is an exploration stage company with no current operations and so does not experience direct competition from other businesses.  However, the Company intends to operate in the highly competitive areas of oil and gas acquisition and exploration, areas in which other competing companies have substantially larger financial resources, strategic alliances, operations, staff and facilities.  Such companies may be able to pay more for prospective oil and gas properties or prospects, to partner with more experienced partners to form joint ventures and to evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources will permit.  This competition could adversely impact the availability of real properties to lease and of experienced companies with which to form joint ventures to develop the oil and gas leases and could impact the Company’s ability to achieve the financing necessary for it to develop its projects.

Research and Development Expenditures

The Company has not incurred any research and development expenditures since its incorporation.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents or trademarks.

Governmental Regulation, Approval and Compliance

If the Company pursues the Leases under the Option Agreement, or pursues other oil and gas leases, and partners with an operating company to develop the oil and gas prospects on the property, these operations will be subject to various types of regulation at the federal, state and local levels. Such regulations includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production.  The operations of any oil and gas wells will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or pro-ration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas these wells may be able to produce and to limit the number of wells or the locations on which wells may be drilled. Even though the Company will not be actively operating the Leases, its financial performance and results of operations will be affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry.

Environmental Regulation

If the Company pursues the Leases under the Option Agreement, or pursues other oil and gas leases, and partners with an operating company to develop the oil and gas prospects on the property, these operations will be subject to stringent federal, state and local laws and regulations governing environmental quality, including those relating to oil spills and pollution control, that are constantly changing.  Should the Company and its operating partners fail to comply with existing federal, state and local laws, rules and regulations governing the release of materials into the environment or otherwise relating to the protection of the environment, such failure may have a material adverse effect upon its business operations and operating results.

Employees

The Company does not have any active employees, nor does it anticipate having any in the near future.  The Company may obtain business consulting services from time to time from its President, Mr. Vollmers.

ITEM 1A.         RISK FACTORS.

Not Applicable.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.            PROPERTIES.

The Company does not own any physical property or own any real property.  The Company leases a virtual office at 4900 California Ave., Tower B-210, Bakersfield, CA, at a cost of approximately $200 per month.  Additionally, the Company rents a virtual office at 3102 Maple Avenue, Ste. 400, Dallas, Texas, pursuant to a Services Agreement that expires January 8, 2012, at a cost of approximately $200 per month.

ITEM 3.            LEGAL PROCEEDINGS.

None.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information.

Shares of the Company’s common stock are currently listed on the Over-The-Counter Bulletin Board under the symbol “OREO.”  However, as of January 18, 2011 there has been no trading activity in the common stock since the completion of the Company’s initial public stock offering in January 2009. Accordingly no historical price information is available.

The transfer agent and registrar for the Company’s common stock is Signature Stock Transfer, Inc., PMB 317, 2220 Coit Road, Suite #480, Plano, Texas 75075.

Holders of Common Stock

As of February 14, 2011, there are 93,637,500 shares of common stock issued and outstanding.  These shares of common stock are held of record by 34 registered shareholders.

Dividends

The Company has not declared any dividends on its common stock since its inception on October 16, 2008. There are no dividend restrictions that limit the Company’s ability to pay dividends on its common stock in its Articles of Incorporation or Bylaws.  The governing statute, Chapter 78 of the NRS does provide limitations on a company’s ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits a company from declaring dividends where, after giving effect to the distribution of the dividend, (a) would not be able to pay its debts as they become due in the usual course of business; or (b) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if it to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by the Company’s Articles of Incorporation).

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities Not Previously Reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K

None.

Use of Proceeds

Not applicable.

Purchase of Equity Securities by Issuer in Fourth Quarter

None.

ITEM 6.            SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the Company’s financial statements with a narrative from the perspective of the Company’s management on its financial condition, results of operations, liquidity and certain other factors that may affect the Company’s future results.  This section should be read in conjunction with the Company’s audited financial statements and the related notes thereto included in this Annual Report.

Executive Overview

There is no historical financial information about the Company on which to base an evaluation of its performance. The Company intends to be an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this business focus by pursuing interests in oil and natural gas properties by acquiring leases, such as the oil and gas leases that are subject to the Option Agreement. The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities, but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

On May 11, 2010, the Company and Desert Discoveries entered into the Option Agreement under which Desert Discoveries granted the Company an Option to purchase Desert Discoveries’ interest in five oil and gas leases covering an aggregate of 9,877.28 acres of land in Nye, Esmeralda and Mineral Counties, Nevada.  The Company’s decision to execute the Option Agreement and to take the actions associated with the Option Agreement represents its initial steps in its focus to become an operating independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.

Pursuant to the Option Agreement, the Company was required to make periodic payments into an escrow.  In order to make the remaining to payments into the escrow account, the Company borrowed a total of $490,000 from Keyser, which is controlled by Mr. Rhoden, the largest shareholder of the Company, and Mr. Vollmers, the sole officer and director of the Company.   The notes evidencing such borrowings are due and payable on February 28, 2011.  The Company has attempted to find financing with which to repay the notes when the come due, but has not been able to secure such financing. After evaluating the matter, the Board of Directors determined that the best option available was to transfer the Option Agreement and the Company’s related rights to Keyser as further described in “ITEM 1 – BUSINESS – Business – Sale by the Company of All of Its Assets” above.  On January 24, 2011, the Board of Directors of the Company approved a series of transactions that will result in the sale of substantially all of the assets of the Company to Keyser in exchange for consideration consisting of cash and shares of Keyser common stock.

The Company is currently an exploration stage company and has no products or services, customers or ongoing sources of revenue. The Company currently has no employees, other than its President.   Its only material assets currently are its rights under the Option Agreement.  Upon consummation of the Merger, the Company sole asset will be its shares of Keyser common stock.

The Company cannot guarantee it will be successful in its business operations. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.  The Company is seeking equity financing in order to obtain the capital required to continue operating its business.  The Company has no assurance that future financing will be available to it on acceptable terms.  If financing is not available to the Company on satisfactory terms, it may be unable to continue, develop or expand the Company’s operations. Equity financing could result in additional dilution to its existing shareholders.

Results of Operations – Year Ended October 31, 2010 versus Year Ended October 31, 2009

Summary of Year End Results
	Year Ended October 31, 2010	Year ended October 31, 2009	Percentage Increase/Decrease
Revenue	$-	$-	-
Expenses	$(363,801)	$(32,763)	1,010%
Net Loss	$(363,801)	$(32,763)	1,010%

Revenue

The Company has not earned any revenues to date.

Expenses

The Company’s operating expenses for the fiscal years ended October 31, 2010 and 2009 are outlined in the table below:

	Year Ended October 31, 2010	Year ended October 31 , 2009	Percentage Increase/Decrease
Consulting services	$77,100	$8,000	864%
General & administrative	39,921	14,612	173%
Rent	3,707	3,000	24%
Legal and accounting	214,058	7,151	2,893%
Bank fees	29,015	-	100%
Interest	-	-	0%
Total Operating Expenses	$363,801	$32,763	1,010%

Accounting during the fiscal year ended October 31, 2010 relate primarily to expenses incurred in connection with our ongoing reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act"). Legal fees incurred in the same period relate primarily to expenses incurred in connection with negotiations related to the Option Agreement and Joint Operating Agreement, and our ongoing reporting obligations under the Exchange Act.

We anticipate incurring additional legal and accounting fees in connection with the merger and our ongoing reporting requirements under the Exchange Act. We also anticipate that, if the company acquires additional properties, additional legal expenses will be incurred.

Going Concern

The report of the Company’s independent registered public accounting firm on the financial statements for the years ended October 31, 2010 and 2009 includes a paragraph relating to substantial doubt or uncertainty in the Company’s ability to continue as a going concern, which means that there is substantial doubt that the Company can continue on an on-going business for the next twelve months unless it obtains additional capital to pay the cost and expense of running its business.  The independent registered public accounting firm is raising this concern in part because the Company has not generated any revenues to date, it has generated a cumulative net loss of $397,685 since inception and no revenues are anticipated until the Company begins its operations.  The Company has used all of the $25,500 raised in its public offering of common stock and all but $28,318 of the capital it raised throughout 2010 through private placements of its equity securities.  For fiscal year 2011, the Company will need to raise additional capital in order to continue to pursue investment opportunities. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to finance its planned operations and there are no assurances that it will be able to obtain the necessary financing in the foreseeable future.

Liquidity and Capital Resources

Working Capital

	At October 31, 2010	At October 31, 2009	Percentage Increase/Decrease
Current Assets	$142,516	$-	-
Current Liabilities	$22,072	$1,882	1,073%
Working Capital (Deficit)	$120,444	$(1,882)	(6,500)%

Working capital is the amount by which current assets exceed current liabilities, and the Company’s working capital has improved from a deficit of $1,882 as of October 31, 2009 to a surplus of $120,444 as of October 31, 2010.  This improvement is attributable to an increase in current prepaid expenses, primarily an increase in current prepaid escrow funds. Prepaid escrow funds are considered current assets because they are expected to be used in the short-term in connection with development activities under the Option Agreement and Joint Operation Agreement.

Cash Flow – Year Ended October 31, 2010 versus Year Ended October 31, 2009
	Year Ended October 31, 2010	Year ended October 31, 2009
Net Cash Flows from (used in) Operating Activities	$(457,809)	$(24,881)
Net Cash Flows from (used in) Investing Activities	$(213,873)	$-
Net Cash Flows from (used in) Financing Activities	$700,000	$24,781
Net Increase (Decrease) in Cash During Period	$28,318	$(100)

Net cash flow used in operating activities was $457,809 which was primarily attributable to a net loss of $363,801 for the fiscal year ended October 31, 2010 and the increase of $108,951 in prepaid escrow funds, which is the difference between the $150,000 deposited into escrow under the Option Agreement and disbursements of $41,049 paid from the escrow account, slightly offset by an increase in accounts payable.

Net cash flow used in investing activities was $213,873, which was primarily attributable to cash payments and share and warrants issued as payment as well as expenses for the development of the leases under the Option Agreement.

Net cash flow from financing activities increased by $700,000 primarily as the result of certain private placements of equity securities the Company conducted throughout 2010.

Financing Requirements

On December 6, 2010, and January 7, 2011 the Company borrowed $290,000 and $200,000, respectively, from Keyser Resources, Inc., a Nevada corporation. The promissory notes executed by the Company in connection with the Keyser loans contained the following payment terms: (a) the unpaid principal amount accrues interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on February 28, 2011, and (c) the unpaid principal and accrued but unpaid interest may be prepaid in whole or in part at the option of the Company, without penalty or premium. The notes are not secured by any assets of the Company. Alvaro Vollmers, the sole director and officer of the Company, is also the sole officer and director of Keyser.  The proceeds of the note were used to make a $250,000 payment pursuant to the Option Agreement and the remainder will be used for general corporate purposes.

The Company will require additional financing to sustain its business operations and currently does not have any binding arrangements for any third party to provide financing.  As a result, there are no assurances that the Company will be able to obtain the necessary financing when required.  Obtaining additional financing would be subject to a number of factors that are outside the control of the Company and may make the timing, amount, terms or conditions of additional financing unavailable to it.

From inception on October 16, 2008 to October 31, 2010, the Company has used a combination of debt and equity to raise money for its corporate expenses.  Since its inception, the Company has incurred cumulative losses of $397,685 and is dependent upon obtaining financing to pursue any activities.  The Company expects to continue to incur substantial losses until it completes the development of its business.  The Company anticipates continuing to rely on private equity and debt transactions in order to continue to fund its business operations.  Issuances of additional shares will be dilutive to the Company’s existing shareholders.   There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing for to fund its planned activities.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of the Company’s consolidated financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  The Company regularly reviews the accounting policies, assumptions, estimates and judgment to assure that its financial statements are presented fairly and in accordance with U.S. GAAP.  However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material.

The Company’s significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of its consolidated financial statements.  The Company believes the following policies to be the most significant and critical to an understanding of its business and operations.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its shareholders.

Tabular Disclosure of Contractual Obligations

Not Applicable.

ITEM 7A          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements together with the report thereon of LBB & Associates Ltd., LLP for the years ended October 31, 2010 and 2009, and the period from inception (October 16, 2008) through October 31, 2010, is set forth as follows:

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Liberty Petroleum Corp.
(An Exploration Stage Company)
Bakersfield, California

We have audited the accompanying consolidated balance sheets of American Liberty Petroleum Corp.  (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from October 16, 2008 (Inception) to October 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Liberty Petroleum Corp. as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period from October 16, 2008 (Inception) to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
February 9, 2011

AMERICAN LIBERTY PETROLEUM CORPORATION
(Formerly Oreon Rental Corporation)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31, 2010	October 31, 2009
ASSETS
Current
Cash	$28,318	$-
Prepaid assets	114,198	-
Total current assets	142,516	-

Oil and gas properties (full cost method)	515,942	-
Total assets	$658,458	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$22,072	$1,882
Total current liabilities	22,072	1,882

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized:
450,000,000 common voting stock, $0.00001 par value Issued and outstanding:

93,637,500 and 175,700,000 common shares at October 31, 2010 and 2009, respectively	936	1,757
Additional paid-in-capital	1,033,135	30,245
Deficit accumulated during the exploration stage	(397,685)	(33,884)

Total stockholders' equity/(deficit)	636,386	(1,882)

Total liabilities and stockholders' equity/(deficit)	$658,458	$-

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORPORATION
(Formerly Oreon Rental Corporation)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended October 31, 2010	Year ended October 31, 2009	October 16, 2008 (Inception) to October 31, 2010
Expenses
General and administrative	$363,801	$32,763	$397,685
Net loss	$(363,801)	$(32,763)	$(397,685)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	147,051,199	169,568,700

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORPORATION
(Formerly Oreon Rental Corporation)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31, 2010	Year ended October 31, 2009	October 16, 2008 (Inception) to October 31, 2010
Cash flows from operating activities:
Net loss	$(363,801)	$(32,763)	$(397,685)
Adjustments to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	-	6,000	6,500
Imputed interest on shareholder advance	-	-	2
Changes in operating assets and liabilities
Prepaid assets	(114,198)	-	(114,198)
Accounts payable	20,190	1,882	22,072

Cash used in operating activities	(457,809)	(24,881)	(483,309)

Investing Activities
Purchase of oil and gas properties	(213,873)	-	(213,873)

Cash provided by financing activities	(213,873)	-	(213,873)

Financing Activities
(Payments to) proceeds from related parties	-	(719)	-
Proceeds from the sale of common stock	700,000	25,500	725,500

Cash provided by financing activities	700,000	24,781	725,500

Net increase (decrease) in cash	28,318	(100)	28,318

Cash, beginning of the period	-	100	-

Cash, end of the period	$28,318	$-	$28,318

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock and warrants issued for oil and gas leases	$(302,069)	$-	$(302,069)

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORPORATION
(Formerly Oreon Rental Corporation)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period October 16, 2008 (Date of Inception) to October 31, 2010

	Common Stock
			Additional Paid-in Capital	Deficit Accumulated during exploration stage	Total
	Number	Amount

Capital stock issued to founders:	140,000,000	$1,400	$(1,400)	$-	$-
Contributed rent and consulting services	-	-	500	-	500
Imputed interest	-	-	2	-	2
Net loss	-	-	-	(1,121)	(1,121)
Balance, as at October 31, 2008	140,000,000	1,400	(898)	(1,121)	(619)
Capital stock issued for cash:	35,700,000	357	25,143	-	25,500
Contributed rent and consulting services	-	-	6,000	-	6,000
Net loss	-	-	-	(32,763)	(32,763)
Balance, as at October 31, 2009	175,700,000	1,757	30,245	(33,884)	(1,882)
Capital stock issued for cash:	12,250,000	122	699,878	-	700,000
Capital Stock issued for oil and gas interest	3,687,500	37	210,677	-	210,714
Warrants issued for oil and gas interest	-	-	91,355	-	91,355
Treasury stock - Cancelled	(98,000,000)	(980)	980	-	-
Net loss	-	-	-	(363,801)	(363,801)
Balance, as at October 31, 2010	93,637,500	$936	$1,033,135	$(397,685)	$636,386

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORPORATION
(Formerly Oreon Rental Corporation)
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

Note 1	Summary of Significant Accounting Policies

American Liberty Petroleum Corp., a Nevada corporation initially incorporated on October 16, 2008, was formerly known as “Oreon Rental Corporation.” The Company changed its focus in 2010 to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties by acquiring leases to be held as a non-operator, and developing those leases through joint ventures with oil and gas companies having exploration and development expertise. The Company’s only material asset is its interest in the Option Agreement, which is held by its wholly owned subsidiary, True American Energy Corporation. The Company’s Common Stock is traded on the OTCBB under the stock symbol “OREO.”

BASIS OF PRESENTATION

The accompanying financial statements of American Liberty Petroleum Corporation (“ALP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the periods presented have been reflected herein.

As used in this Annual Report, the terms “we,” “us,” “our,” “ALP” and “the Company” mean American Liberty Petroleum Corp. unless otherwise indicated. Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial presentation.

On June 14, 2010, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State, which included the following amendments:

•  A change in the Company’s name from Oreon Rental Corporation to American Liberty Petroleum Corp.,

•  An increase in the number of authorized shares of Common Stock from 75,000,000 to 450,000,000.

•  A new Article authorizing the Board of Directors to adopt, alter, amend or repeal the Bylaws of the Company, including any Bylaw adopted by the stockholders.

•  A new Article stating that the Company may indemnify a director or officer of the Company to the fullest extent allowed by Nevada law, and may indemnify any other person for whom indemnification is allowed by Nevada law, and to purchase insurance for this purpose.

PRINCIPLES OF CONSOLIDATION

On October 15, 2010, the Company organized a wholly owned subsidiary, True American Energy Corporation, a Nevada corporation, which holds substantially all of the Company’s assets. The consolidation financial statements include the accounts of the Company and it wholly owned subsidiary, True American Energy Corporation.  All inter-company transactions and accounts have been eliminated.

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

CASH AND CASH EQUIVALENTS

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances.  For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents.  At October 31, 2010, the Company had no cash equivalents.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.

ENVIRONMENTAL COSTS

The Company is currently engaged in oil and natural gas exploration activities and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and natural gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability, which the Company may have, as it relates to any environmental cleanup, restoration or the violation of any rules or regulations relating thereto.

ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with ASC 410-20, Accounting for Asset Retirement Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and re-mediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

STOCK BASED COMPENSATION

We account for stock-based payments using the fair value method in accordance with the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payments based on estimated fair value. Equity-classified share and warrant awards are measured at the grant date based on fair value. Common stock and warrants issued are valued at the estimated fair market value, as determined by our management and directors.

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

Oil and gas properties as of October 31, 2010 consist of the acquisition costs incurred by the Company and capitalization of development costs using the full cost method.

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

Note 2	Related Party Transactions

In February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Alvaro Vollmers’ services as director of the Company. During the twelve months ended October 31, 2010 the Company paid a total of $76,500 for consulting services provided by Mr. Vollmers.

Note 3	Common Stock

All issuances of Common Stock, and descriptions of the number of shares of Common Stock issuable upon the exercise of a warrant, have been retroactively adjusted, if necessary, to reflect the 70:1 forward stock split effective June 25, 2010, which is described in more detail below.

The Company issued 140,000,000 shares of common stock (founder’s shares) on October 16, 2008 to the President and Director of the Company.

On January 2, 2009, the Company issued 35,700,000 common shares at approximately $0.007 per share, for proceeds of $25,500.

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

On May 24, 2010, Alvaro Vollmers transferred 98,000,000 shares of Common Stock to the Company. The Company held these shares in treasury until June 2010, when they were cancelled by the board of directors. Mr. Vollmers received no consideration from the Company for the shares he transferred. Immediately prior to the stock transfer described above, Mr. Vollmers owned 108,500,000 shares of Common Stock, or 59.4% of the issued and outstanding shares of Common Stock. Immediately after the stock transfer, Mr. Vollmers owned 10,500,000 shares of Common Stock, or approximately 12.4% of the issued and outstanding shares of Common Stock.

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

On June 30, 2010 the Company issued 1,500,000 shares of restricted Common Stock valued at $85,714 to Desert Discoveries to fulfill the Company’s obligation under the Option Agreement.

On July 4, 2010 the Company issued warrants to purchase 1,600,000 shares of Common Stock valued at $91,355 to Desert Discoveries to fulfill the Company’s obligation under the Option Agreement.

On September 23, 2010, the Company completed a private placement of 1,750,000 Units, with each Unit consisting of 1 share of Common Stock, and 1 warrant to buy a share of Common Stock at an exercise price of approximately $0.09 any time within 3 years after issuance. The Units were sold to a single purchaser at a price of approximately $0.057 per Unit. The gross proceeds of the offering were $100,000, which were used to make certain payments under the Option Agreement and the Company’s general operating expenses.

Note 4	Oil and Gas Properties

The Company signed an Option Agreement with Desert Discoveries granting the Company an option to purchase its interest in five oil and gas leases located in Nevada (the “Assets”), subject to the Company’s performance of its obligations under the Option Agreement. At the time it was signed, the Company’s right to exercise the Option was subject to it performing its obligations under the Agreement, including the payment of fees totaling $900,000 to be paid according to an installment schedule set forth in the Agreement. The Option Agreement requires Desert Discoveries, or its agent, to use $600,000 of such funds for the development of the Assets acquired upon the exercise of the Option. The Purchase Price for the Assets is $100,000 (the “Purchase Price”), due on or before March 4, 2011, unless such date is extended as provided in the Option Agreement.

In addition to the fees to be paid to Desert Discoveries, the Company issued 1,500,000 shares of its Common Stock (the “Option Shares”), to Desert Discoveries along with a warrant to purchase 1,600,000 shares of Common Stock for $0.75 per share, at any time until May 11, 2015. The shares of Common Stock to be issued to Desert Discoveries were not registered under the Securities Act, or any state securities laws, and are subject to all applicable restrictions on sale under such laws. The shares of Common Stock and the warrants are subject to the following restrictions on transfer and exercise, respectively:

•	500,000 of the Option Shares became transferrable, and 500,000 of the warrants became exercisable, on July 4, 2010;

•	500,000 of the Option Shares became transferrable, and 500,000 of the warrants became exercisable, on January 4, 2011; and

•	500,000 of the Option Shares shall become transferrable, and 600,000 of the warrants shall become exercisable, on July 4, 2011.

To date, the Company has paid all the payments required under the Option Agreement to maintain its right to exercise the Option, except for the Purchase Price. Currently, the Company does not have the funds to pay the Purchase Price. Keyser has indicated that it has sufficient funds in order to pay the Purchase Price, if the Merger is completed.

The Company has obtained the consent of Desert Discoveries to the contribution of the Option Agreement to TAEC and to the Merger, as required by the Option Agreement.

Note 5	Income Taxes

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $397,700 at October 31, 2010. The change in the valuation allowance in each of the periods ending October 31, 2010 and 2009 were $123,700 and $11,000, respectively. The significant components of the deferred tax asset as of October 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss carryforwards	$135,200	$11,500
Valuation allowance	(135,200)	(11,500)
Net deferred tax asset	$-	$-

Note 6	Change of Control

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

Note 7	Going Concern

These financial statements have been prepared on a going concern basis, which implies American Liberty Petroleum Corporation will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should American Liberty Petroleum Corporation be unable to continue as a going concern. As of October 31, 2010 American Liberty Petroleum Corporation has not generated revenues and has accumulated losses of $397,685 since inception. The continuation of American Liberty Petroleum Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of American Liberty Petroleum Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding American Liberty Petroleum Corporation’s ability to continue as a going concern.

Note 8	Subsequent Events

On January 24, 2011, the Company has entered into a merger agreement pursuant to which the company will sell its interest in the Option Agreement to Keyser Resources, Inc., a Nevada corporation.  Upon the consummation of the transaction, the Company’s sole asset will be its shares of Keyser common stock.  On December 6, 2010, and January 7, 2011, the Company borrowed $290,000 and $200,000, respectively, from Keyser, in order to make the final scheduled option payments under the Option Agreement.  On February 11, 2011, the Company and Desert Discoveries further amended the Option Agreement by entering into a Second Amendment to Option Agreement.  The Second Amendment gives the Company the right to include a 60% working interest in a new lease (the “Cortez Lease”), as part of the interests to be purchased under the Option Agreement, and extends the end of the option exercise period from March 4, 2011, to June 11, 2011.  The only remaining payments are a $100,000 payment due upon exercise of the Option, and if the Company elects to purchase the Cortez Lease, another payment of $250,000 into the escrow account no later than June 2011.  The Company intends to repay the Keyser notes upon completion of the proposed Merger transaction.  See “Business – Sale by the Company of All of Its Assets” and “—Financing Transactions”.  As of February 9, 2011, the Merger transaction has not been finalized.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed and submitted under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of its executive officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, the sole executive officer of the Company has concluded that, as of the end of the period covered in this Annual Report, these disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control of Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of its most recent fiscal year, the Company’s management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of October 31, 2010, such internal control over financial reporting was effective.

Attestation Report of the Registered Accounting Firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officer, director and his age and titles as of October 31, 2010, are as follows:

Name	Age	Position
Alvaro Vollmers	37	Sole Director, President, Secretary and Treasurer

Alvaro Vollmers is the sole director, President, Secretary and Treasurer.  Mr. Vollmers was appointed to the board of directors and was appointed President, Treasurer and Secretary of the Company on January 4, 2010. Since April 2009, Mr. Vollmers has served as President and CEO of Bald Eagle Energy, Inc., a Nevada corporation (“Bald Eagle”), which is traded in the pink sheets and has been engaged in the acquisition, exploration and development of oil and natural gas properties and prospects.  In addition, Mr. Vollmers has served as Bald Eagle’s CFO since March 2008 and has been a member of its board of directors since April 1, 2008.  Mr. Vollmers also serves as the sole officer and director of Keyser, which is traded in the pink sheets and has historically been in the business of gold and copper exploration.  See “Certain Relationships and Related Transactions, And Director Independence” for disclosure of a pending transaction between the Company and Keyser.  Since July 2007, Mr. Vollmers has acted as an independent consultant for various businesses.  From July 2006 to July 2007, Mr. Vollmers served as manager in charge of marine and aviation insurance at Pacifico Seguros, an insurance company based in Peru.   From August 2004 to July 2006, Mr. Vollmers worked as a project management consultant, project manager and project management supervisor at the Ministry of Economy and Finance for the Republic of Peru. His tasks included the supervision of two project managers who were in charge of the financial and operation management of various multi-sector technical assistance projects. These projects were partially financed by the World Bank, the Inter-American Development Bank and the Japan Social Development Fund. Mr. Vollmers holds a Master of Business Administration degree from the London Business School. The Company believes Mr. Vollmers qualifications to serve on its board of directors include his extensive business experience. Mr. Vollmers has not been involved in any legal proceeding, as that term is defined in Rule 401(f) of Regulation S-K.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors.  As such, the sole director acts in those capacities.

Audit Committee Financial Expert

Mr. Vollmers is the sole director of the Company and does not qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

Code of Ethics

The Company has not yet adopted a code of ethics as defined by applicable rules of the SEC.  The Company has only one director and executive officer, and no employees. The Company anticipates that it will adopt a Code of Ethics when appropriate for the Company as it hires additional employees, obtains additional officers and directors, and begins operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers, directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no filings were required, the Company believes that during the fiscal year ended October 31, 2010, all filings required under Section 16(a) have been timely filed, except that it appears from our review that New World and John Rhoden, each of whom beneficially own more than 10% of our common stock, have not filed a Form 3 reflecting such ownership position.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Stock Options ($)	Nonequity Incentive Plan ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Dzvenyslava Protskiv- (1)	2009	$0	$0	$0	$0	$0	$0	$10,142	(2)	$10,142
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole Director	2010	$0	$0	$0	$0	$0	$0	$0		$0

Alvaro Vollmers- (1) President, Treasurer, Secretary and sole Director	2010	$0	$0	$0	$0	$0	$0	$76,500		$76,500
(1)	Ms. Protskiv resigned from her positions as director and executive officer of the Company effective January 4, 2010. She was succeeded to these positions by Mr. Vollmers effective as of the same date.
(2)	Represents compensation paid for services provided to the Company, including the reimbursement of $719 in expenses related to the Company’s incorporation.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2010, the Company did not have any outstanding equity awards.

Director Compensation

Mr. Vollmer and Ms. Protskiv received no additional compensation for their services as directors of the Company during the fiscal years ended October 31, 2010 and 2009.  The Company has no standard arrangement in place or currently contemplated to compensate the Company’s director for his service as a director.

Employment Contracts

The Company has no written employment contracts, termination of employment or change-in-control arrangements with any of its executive officers or directors as of the fiscal year ended October 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of February 14, 2011 by: (i) each person (including any group) known to the Company to own more than five percent of any class of its voting securities; (ii) each of its directors; (iii) each of its named executive officers; and (iv) the executive officers and directors as a group.  Shares of common stock relating to options, warrants or convertible securities currently exercisable, or exercisable within 60 days of February 14, 2011 are deemed outstanding for computing the percentage of the person beneficially owning such securities but are not deemed outstanding for computing the percentage of any other person.  Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned, subject to applicable community property laws.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Ownership
5% or more beneficial owners:
John Rhoden	31,500,000	33.6%
New World Petroleum Investments, Inc.	14,437,500	15.4%

Directors and Executive Officers
Alvaro Vollmers- President, Treasurer, Secretary and sole Director 4900 California Avenue, Tower B-210 Bakersfield, California 93309	10,500,000	11.2%

Executive Officers and Directors as a Group (1 person)	10,500,000	11.2%

Equity Compensation Plans

The Company has no equity compensation plans with its executive officer and director as of the fiscal year ended October 31, 2010.

Change of Control

The Company is not aware of any arrangement that might result in a change in control in the future.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a description of transactions since November 1, 2009 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 and in which any of the person who serves as our director and executive officer or with any beneficial owners of more than 5% of our common stock, or entities affiliated with them, had or will have a director or indirect material interest.

In December 2010, the Company borrowed $290,000 from Keyser Resources, Inc. and in January 2011, borrowed another $200,000 from Keyser.   The promissory notes executed by the Company in connection with the loan contained the following payment terms: (a) the unpaid principal amount accrues interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on February 28, 2011, and (c) the unpaid principal and accrued but unpaid interest may be prepaid in whole or in part at the option of the Company, without penalty or premium. The note is not secured by any assets of the Company.  In addition to serving as the Company’s sole director and executive officer, Mr. Vollmers is also the sole director and officer of Keyser and owns approximately 10% of its outstanding common stock.

On January 24, 2011, the Board of Directors of the Company approved a series of transactions that would result in the sale of substantially all of the assets of the Company to Keyser.  Mr. Rhoden and Mr. Vollmers, as stockholders holding more than 50% of the votes entitled to be cast with respect to the approval of the transactions, have adopted resolutions authorizing the Company to complete the series of transactions.  Mr. Volmers, in addition to serving as the Company’s sole director and executive officer, is also the sole director and officer of Keyser and owns approximately 10% of its outstanding common stock. Mr. Rhoden, in additional to beneficially owning more than 5% of the Company’s common stock, currently owns approximately 39% of the outstanding shares of Keyser’s common stock, respectively.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As a result, the Company does not have any independent directors.  During the fiscal year ended October 31, 2010, Mr. Vollmer and Ms. Protskiv each acted as the Company’s director and principal executive officer.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended October 31, 2010 and 2009 for professional services rendered by the principal accountant for (1) the audit of its annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (2) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”), (3) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”)

	Year Ended October 31, 2010	Year Ended October 31, 2009
Audit Fees	$22,000	$6,110
Audit Related Fees	$585	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$22,585	$6,110

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

1.	Financial Statements – The following consolidated financial statements of the Company are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Consolidated Balance Sheets as of October 31, 2010 and 2009
•	Consolidated Statements of Operations – For the years ended October 31, 2010 and 2009 and from inception (October 16, 2008) through October 31, 2010
•	Consolidated Statements of Stockholders’ Equity (Deficit) - From inception (October 16, 2008) through October 31, 2010
•	Consolidated Statements of Cash Flows – For the years ended October 31, 2010 and 2009 and from inception (October 16, 2008) through October 31, 2010
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Current Report on Form 8-K filed on May 24, 2010)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on February 16, 2010)
10.1	Option Agreement dated May 11, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on May 17, 2010)

10.2	First Amendment to Option Agreement dated October 23, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on October 26, 2010)

10.3	Second Amendment to Option Agreement dated February 11, 2011 by and between the Company and Desert Discoveries, LLC
10.4	Promissory Note executed on December 6, 2010 by the Company, as maker, for the benefit of Keyser Resources, Inc., as payee
10.5	Promissory Note executed on December 9, 2010 by the Company, as maker, for the benefit of Keyser Resources, Inc., as payee
21.1	List of Subsidiaries of the Company
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

Date: February 15, 2011	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN LIBERTY PETROLEUM CORP.

Date: February 15, 2011	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Treasurer and Secretary and Sole Director