Form 10-Q
period 2011-01-31
American Liberty Petroleum Corp.
filed 2011-03-22
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
Yes ☐  No ☒

As of March 18, 2011, there were 93,637,500 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Shees – January 31, 2011 (Unaudited) and October 31, 2010	3

Consolidated Statements of Operations (Unaudited) – the three month periods ended January 31, 2011 and 2010, and for the period from October 16, 2008 (Inception) to January 31, 2011	4

Consolidated Statements of Cash Flows (Unaudited) – the three-month periods ended January 31, 2011 and 2010, and for the period from October 16, 2008 (Inception) to January 31, 2011	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1

Signatures	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets

Cash	$3,555	$28,318
Prepaid assets	461,881	114,198

Total current assets	465,436	142,516

Oil and gas properties (full cost method)	619,286	515,942

Total assets	1,084,722	658,458

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable and accrued liabilities	$92,909	$22,072

Notes payable - related party	490,000	-

Total liabilities	582,909	22,072

Commitments

SHAREHOLDERS' EQUITY

Common Stock, $.00001 par value, 450,000,000 authorized
93,637,500 issued and outstanding at January 31, 2011
and October 31, 2010, respectively	936	936
Additional paid in capital	1,033,135	1,033,135
Deficit accumulated during the exploration stage	(532,258)	(397,685)

Total shareholders' equity	501,813	636,386

Total liabilities and shareholders' equity	$1,084,722	$658,458

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2011 AND 2010 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JANUARY 31, 2011
(Unaudited)

	Three Months Ended		Inception Through
	January 31,		January 31,
	2011	2010	2011

Operating expenses
General and administrative	$131,114	$9,212	$528,799

Loss from Operations	(131,114)	(9,212)	(528,799)

Interest expense	3,459	-	3,459

Net loss	$(134,573)	$(9,212)	$(532,258)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	93,637,500	93,637,500

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2011 AND 2010 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JANUARY 31, 2011
(Unaudited)

			Inception
	Three Months Ended		Through
	January 31,		January 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,573)	$(9,212)	$(532,258)
Adjustment to reconcile net loss to net
cash used in operating activities
Donated consulting services and expenses	-	-	6,500
Imputed interest on related party advance	-	-	2
Changes in:
Prepaid assets	(347,683)	-	(461,881)
Accounts payable	70,837	9,212	92,909
NET CASH USED IN OPERATING ACTIVITIES	(411,419)	-	(894,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(103,344)	-	(317,217)
NET CASH USED IN INVESTING ACTIVITIES	(103,344)	-	(317,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	-	100	-
Proceeds from the sale of common stock	-	-	725,500
Proceeds from notes payable - related party	490,000	-	490,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	490,000	100	1,215,500

NET (IN)DECREASE IN CASH	(24,763)	100	3,555
Cash, beginning of period	28,318	-	-
Cash, end of period	$3,555	$100	$3,555

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock and warrants issued for oil and gas leases	$-	$-	$(302,069)

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)
Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp. (“ALP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of January 31, 2011 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three period ended January 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Oil and gas properties at January 31, 2011 consist of the acquisition and geologic costs incurred by the Company.

Note 3 – Notes payable – related party

In December 2010, the Company borrowed $290,000 from Keyser Resources, Inc., a related party.  The note bears interest at 6% and is due on March 31, 2011.

In January 2011, the Company borrowed $200,000 from Keyser Resources, Inc., a related party.  The note bears interest at 6% and is due on March 31, 2011.  Alvaro Vollmers, the sole director and officer of the Company, is the sole director and officer of Keyser Resources, Inc.

Note 4 – Related Party Transactions

In February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Alvaro Vollmers’ services as director of the Company. Included in accounts payable at January 31, 2011 is $18,146 due to Diamante Services Ltd.

During the quarter ended January 31, 2011, the director paid certain Company expenses in the amount of $1,177, which were reimbursed by the Company.

Note 5 – Commitments

On May 11, 2010, ALP and Desert Discoveries, LLC, a Nevada limited liability company (“Desert Discoveries”), entered into an Option Agreement (the “Option Agreement”) under which Desert Discoveries granted ALP an option (the “Desert Discoveries Option”) to purchase Desert Discoveries’ interest in five oil and gas leases covering an aggregate of 9,877.28 acres of land in Nye, Esmeralda and Mineral Counties, Nevada (the “Leases”).  The Company’s right to exercise the Desert Discoveries Option is subject to the terms of the Option Agreement.  As partial consideration for the Desert Discoveries Option, ALP has paid a signing fee and an initial option fee totaling $300,000, and placed another $600,000 in an escrow account, which Desert Discoveries will use to develop the Leases prior to their acquisition by ALP.   On February 11, 2011, the Company and Desert Discoveries further amended the Option Agreement by entering into a Second Amendment to Option Agreement.  The Second Amendment added another 60% working interest in a new lease (the “Cortez Lease”), in the same formations as the Kibby and Gabbs lease interests, as part of the interests to be purchased under the Option Agreement, and extended the end of the option exercise period from March 4, 2011 to June 11, 2011. The Company may exercise its right to include the Cortez Lease in the acquired leases by delivering written notice to Desert Discoveries by April 1, 2011, and then paying an additional $250,000 into the escrow account by June 11, 2011. As of January 31, 2011, the Company has made all the required payments to entitle it to exercise the original option, but has not yet paid the $250,000 for the Cortez Lease.  The Company may exercise its option at any time until June 11, 2011, by providing at least 30 days’ notice to Desert Discoveries and paying an additional $100,000 above the amount to be placed in escrow.

The Company does not have the funds currently available to make the purchase price required under the Option Agreement. If the Company is not successful in raising sufficient funds in the time required, or if it otherwise fails to timely make all payments as noted in the Option Agreement, then Desert Discoveries may terminate the Option Agreement and keep all funds paid prior to the date of termination, including any shares of Common Stock and Warrants (defined below) issued to Desert Discoveries prior to such termination.

In addition to the cash payments, the Company issued 1,500,000 shares of Common Stock (the “Restricted Shares”) to Desert Discoveries, along with warrants to purchase 1,600,000 shares of Common Stock for $0.75 per share (the “Warrants”), at any time until May 11, 2015. The Restricted Shares issued to Desert Discoveries were not registered under the Securities Act of 1933, as amended, or any state securities laws, and are subject to all applicable restrictions on sale under such laws. The Common Stock and Warrants were valued at $85,714 and $91,355, respectively, and are included in Oil and Gas Properties.  In addition, the Restricted Shares and Warrants are subject to the following restrictions on transfer and exercise, respectively:

-	500,000 of the Restricted Shares became transferrable, and 500,000 of the Warrants became exercisable, on July 4, 2010;

-	500,000 of the Restricted Shares became transferrable, and 500,000 of the Warrants became exercisable, on January 4, 2011; and

-	500,000 of the Restricted Shares shall become transferrable, and 600,000 of the Warrants shall become exercisable, on July 4, 2011.

The prepaid asset balance of $461,881 as of January 31, 2011 includes payments in the escrow account that have not yet been used for exploration costs.

Note 6 – Going Concern

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

Note 7 -	Subsequent Events

On January 24, 2011, the Company entered into a series of transactions that, if consummated, would have resulted in the sale of substantially all of the assets of the Company.  The sale was to be accomplished by the merger of its wholly owned subsidiary, True American Energy Corporation, a Nevada corporation (“TAEC”) with and into Keyser Resources, Inc., a Nevada corporation (“Keyser”), with Keyser being the surviving corporation (the “Merger”).  Because the Company had transferred the Option Agreement to TAEC on January 3, 2011, the Option Agreement would be owned by Keyser after the Merger, with Keyser assuming the rights, duties and obligations of the Company under the Option Agreement.

Subsequent to entering into the Merger Agreement, the Company’s management decided to abandon the proposed Merger.  The Company, TAEC and Keyser entered into a Termination Agreement dated March 18, 2011 terminating the Agreement and Plan of Merger between the parties.  The termination of the Merger Agreement was disclosed on the Company’s Current Report on Form 8K filed on March 21, 2011.

On February 28, 2011 and March 8, 2011, Keyser loaned the Company an aggregate amount of $95,000, to be used for general operating expenses.  The note representing these loans bears interest at 6% and is due on March 31, 2011. The Company intends to request an extension of the maturity date of all notes due to Keyser on March 31, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These forward-looking statements, which may be identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. The Company’s forward-looking statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company cautions readers not to place undue reliance upon any forward-looking statement contained in this Quarterly Report.  Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

OVERVIEW

 The Company was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation”. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.  The Company underwent a change in management in January 2010. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this new business focus by pursuing interests in oil and natural gas properties by acquiring leases, such as the Leases that it may acquire by exercising the Desert Discoveries Option described below. The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities, but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

Option Agreement

On May 11, 2010, the Company and Desert Discoveries entered into an Option Agreement, under which Desert Discoveries granted the Company an option to purchase Desert Discoveries’ interest in the Leases covering an aggregate of 9,877.28 acres of land located in Nye, Esmeralda and Mineral Counties, Nevada, subject to the Company’s performance of its obligations under the Option Agreement.  On February 11, 2011, the Company and Desert Discoveries amended the Option Agreement to add another 60% working interest in the Cortez Lease, as part of the interests to be purchased under the Option Agreement.  The Company may exercise its right to include the Cortez Lease in the acquired leases by delivering written notice to Desert Discoveries by April 1, 2011, and then paying an additional $250,000 into the escrow account by June 11, 2011. See Note 5 to the Financial Statements.

As of January 31, 2011, the Company has paid Desert Discoveries option fees totaling $900,000. A payment of $200,000 was made on or about January 4, 2011.   See Note 5 to the Financial Statements. The Company has also issued 1,500,000 shares of Common Stock, and Warrants to purchase 1,600,000 shares of Common Stock at $.75 per share, to Desert Discoveries as additional consideration.  According to the Second Amendment to the Option Agreement, the Company may exercise the Desert Discoveries Option at any time until June 11, 2011, if the required payments have been made, by providing at least 30 days’ notice to Desert Discoveries and paying an additional $100,000.

The Company does not have the funds currently available to pay the $250,000 escrow payment or the $100,000 purchase price required under the Option Agreement. The Company is currently in the process of seeking one or more investors to provide the funds. If the Company is not successful in raising sufficient funds in the time required, then Desert Discoveries may terminate the Option Agreement and keep all funds paid prior to the date of termination, including any shares of Common Stock and Warrants issued to Desert Discoveries prior to such termination.

The Option Agreement also grants to Desert Discoveries a right of first refusal to participate in any future stock offerings after the closing date at the greater of one cent ($0.01) or the then-actual offering price to the extent required to maintain Desert Discoveries’ ownership interest in the Company on the closing date. If the Company proposes to make an offering of shares or securities convertible into shares of Common Stock, the Company shall notify Desert Discoveries of its right to purchase its pro rata share of such convertible securities, defined as the ratio between the number of outstanding shares of Common Stock owned by Desert Discoveries and the aggregate number of shares of Common Stock owned by all stockholders, on a fully diluted basis. Desert Discoveries may exercise its rights of first refusal by providing written notice to the Company within 10 days of receiving the Company’s notice. If Desert Discoveries does not timely exercise its rights of first refusal, or only exercises them as to certain of the securities that it could purchase, then the Company may sell those remaining securities to another party on the same conditions as were offered to Desert Discoveries for 90 days after the end of the Desert Discoveries’ 10-day option period. The rights of first refusal granted to Desert Discoveries do not apply to stock dividends, securities issued in exchange of other securities of the Company, or in connection with the acquisition of another company by the Company in a merger or asset purchase, securities issuable under stock options or instruments convertible into shares of the Company that are currently outstanding, and any options or shares of securities that may be granted under any employee stock option plan.

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

Termination of Proposed Merger

On January 24, 2011, the Company entered into a series of transactions that, if consummated, would have resulted in the sale of substantially all of the assets of the Company.  The sale was to be accomplished by the merger of its wholly owned subsidiary, True American Energy Corporation, a Nevada corporation (“TAEC”) with and into Keyser Resources, Inc., a Nevada corporation (“Keyser”), with Keyser being the surviving corporation (the “ Merger ”).  Because the Company had transferred the Option Agreement to TAEC on January 3, 2011, the Option Agreement would be owned by Keyser after the Merger, with Keyser assuming the rights, duties and obligations of the Company under the Option Agreement.  The proposed Merger was disclosed in a Current Report on Form 8K filed with the SEC on January 27, 2011, incorporated herein by reference.  The Company also filed an Information Statement on Schedule 14C informing its stockholders that four stockholders holding at least a majority of its issued and outstanding shares of common stock had approved the proposed Merger.

Subsequent to entering into the Merger Agreement, the Company’s management decided to abandon the proposed Merger.  The Company, TAEC and Keyser entered into a Termination Agreement dated March 18, 2011 terminating the Agreement and Plan of Merger between the parties.  The termination of the proposed Merger was disclosed in the Company’s Current Report on Form 8K filed on March 21, 2011, which is incorporated herein by reference.

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

We are seeking additional equity financing in order to obtain the capital required to continue operating our business. During the most recent quarter, the Company issued promissory notes totaling $490,000 in order to obtain the funds necessary to make required payments under the Desert Discoveries Option Agreement and for general operating purposes.

The Company must pay the $100,000 purchase price for the Leases by June 11, 2011.  We have no assurance that future financing will be available to us on acceptable terms to make this payment and continue our business. If a substantial amount of financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
General & Administrative	$180,000
Payments to Exercise Option	350,000
TOTAL	$530,000

As of January 31, 2011, we had cash on hand of $3,555. We will require additional financing to sustain our business operations. We currently do not have any binding arrangements for any third party to provide us additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors that we do not control. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended January 31,		Inception through January 31,
	2011	2010	2011
Revenue	$-	$-	$-

Expenses	(134,573)	(9,212)	(532,258)

Net Loss	$(134,573)	$(9,212)	$(532,258)

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues from our activities in the foreseeable future.

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	Three Months Ended January 31,		Inception through January 31,
	2011	2010	2011
General and Administrative Expenses	$131,114	$9,212	$528,799
Total Expenses	$134,573	$9,212	$532,258

General and administrative expenses during the three months ended January 31, 2010 consisted of accounting and legal fees of $8,980 and rent of $232.

During the three months ended January 31, 2011, we incurred accounting fees of $10,175, legal fees of $49,355 and rent of $1,910.  The increases were due to costs incurred related to our SEC filings, private placements, and oil and gas activities and the fact that we were dormant for most of the first quarter of our fiscal quarter ending January 31, 2010.  We also incurred the following costs during the three months ended January 31, 2011:  web site design costs of $19,662, director fees of $25,500, consulting fees of $17,000, travel and entertainment costs of $1,153, and office expenses of $6,359.  We also incurred interest expense of $3,459 on the notes payable that we issued during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At January 31, 2011	At October 31, 2010
Current Assets	$465,436	$142,516
Current Liabilities	(582,909)	(22,072)
Working Capital (Deficit)	$(117,473)	$120,444

Cash Flows
	Three Months Ended January 31,		Inception through January 31,
	2011	2010	2011
Cash Flows Used In Operating Activities	$(411,419)	$-	$(894,728)
Cash Flows Used In Investing Activities	(103,344)	-	(317,217)
Cash Flows Provided by Financing Activities	490,000	100	1,215,500
Net Increase (Decrease) In Cash During Period	$(24,763)	$100	$3,555

Working capital decreased to negative $117,473 primarily as the result of the notes payable of $490,000.  Keyser has made additional loans to the Company totaling $95,000 in February and March 2011 to allow the Company to continue operations.  See Note 7 to the Financial Statements above. Our cash balances decreased during the period ended January 31, 2011 primarily as a result of investing in oil and gas properties.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended October 31, 2010 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 24, 2011, the Company entered into a series of transactions that, if consummated, would have resulted in the sale of substantially all of the assets of the Company.  The sale was to be accomplished by the merger of its wholly owned subsidiary, TAEC with and into Keyser, with Keyser being the surviving corporation (the “ Merger ”).  See Item 2, Termination of Proposed Merger above.

By action of written consent, dated January 24, 2011, four (4) of our stockholders who collectively own  57,937,500 shares, or 61.9% of the issued and outstanding shares of our common stock, ratified and approved the Merger as set forth in the Merger Agreement.  However, the Company’s management has decided to abandon the proposed Merger.  The Company, TAEC and Keyser entered into a Termination Agreement dated March 18, 2011 terminating the Agreement and Plan of Merger between the parties.  See Item 2, Termination of Proposed Merger above.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6.EXHIBITS.

Exhibit
Number	Description of Exhibits

10.1
Option Agreement dated May 11, 2010 by and between Oreon Rental Corporation and Desert Discoveries, LLC (Incorporated by reference to Exhibit 10.1 to Oreon Rental Corporation’s Current Report on Form 8-K filed on May 17, 2010, Commission file number 333-156077).

10.2	First Amendment to Option Agreement dated October 23, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on October 26, 2010)
10.3
Second Amendment to Option Agreement dated February 11, 2011 by and between the Company and Desert Discoveries, LLC (Incorporated by reference to the Company's Annual Report on Form 10-K filed on February  15, 2011).

10.4
Agreement and Plan of Merger dated January 24, 2011, by and among American Liberty Petroleum Corp., True American Energy Corporation and Keyser Resources, Inc. (Incorporated by reference to Exhibit 99.1 to American Liberty Petroleum Corp.’s Current Report on Form 8-K filed on January 27, 2011, Commission file number 333-156077).

10.5
Termination Agreement dated March 18, 2011 by and among American Liberty Petroleum Corp., True American Energy Corporation and Keyser Resources, Inc. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 21, 2011.)

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

AMERICAN LIBERTY PETROLEUM CORP.

Date:	March 22, 2011	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS President, Secretary and Treasurer (Principal Executive Officer and Principal Accounting Officer)