Form 10-Q
period 2011-04-30
American Liberty Petroleum Corp.
filed 2011-06-20
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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
Yes ☐  No ☒

As of June 20, 2011, there were 104,804,166 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets – April 30, 2011 (Unaudited) and October 31, 2010	3

Consolidated Statements of Operations (Unaudited) – the three and six-month periods ended April 30, 2011 and 2010, and for the period from October 16, 2008 (Inception) to April 30, 2011	4

Consolidated Statements of Cash Flows (Unaudited) – the six-month periods ended April 30, 2011 and 2010, and for the period from October 16, 2008 (Inception) to April 30, 2011	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	16

EX-10.6
EX-31.1
EX-31.2
EX-32.1

Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets

Cash	$6,450	$28,318
Prepaid assets	436,634	114,198

Total current assets	443,084	142,516

Oil and gas properties (full cost method)	644,333	515,942

Total assets	1,087,417	658,458

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$108,998	$22,072

Total liabilities	108,998	22,072

Commitments

SHAREHOLDERS' EQUITY

Common Stock, $.00001 par value, 450,000,000 authorized
104,137,500 and 93,637,500 issued and outstanding
at April 30, 2011and October 31, 2010, respectively	1,041	936
Additional paid in capital	1,627,916	1,033,135
Deficit accumulated during the exploration stage	(650,538)	(397,685)

Total shareholders' equity	978,419	636,386

Total liabilities and shareholders' equity	$1,087,417	$658,458

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH APRIL 30, 2011
(Unaudited)

	Three Months Ended		Six Months Ended		Inception Through
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011

Operating expenses
General and administrative	$111,853	$76,312	$242,967	$85,524	$640,652

Loss from Operations	(111,853)	(76,312)	(242,967)	(85,524)	(640,652)

Interest expense	(6,427)	-	(9,886)	-	(9,886)

Net loss	$(118,280)	$(76,312)	$(252,853)	$(85,524)	$(650,538)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	95,643,118	176,417,710	94,629,688	176,052,870

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2011 AND 2010 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH APRIL 30, 2011
(Unaudited)

			Inception
	Six Months Ended		Through
	April 30,		April 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(252,853)	$(85,524)	$(650,538)
Adjustment to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	-	-	6,500
Imputed interest on related party advance	-	-	2
Changes in:
Prepaid assets	(322,436)	(10,750)	(436,634)
Accounts payable and accrued liabilities	96,812	10,588	118,884
NET CASH USED IN OPERATING ACTIVITIES	(478,477)	(85,686)	(961,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(128,391)	-	(342,264)
NET CASH USED IN INVESTING ACTIVITIES	(128,391)	-	(342,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	-	100	-
Proceeds from the sale of common stock	-	400,000	725,500
Proceeds from notes payable - related party	585,000	-	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	585,000	400,100	1,310,500

NET CHANGE IN CASH	(21,868)	314,414	6,450
Cash, beginning of period	28,318	-	-
Cash, end of period	$6,450	$314,414	$6,450

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock and warrants issued to convert notes payable and accrued interest	$594,886	$-	$594,886
Common stock and warrants issued for oil and gas leases	$-	$-	$(302,069)

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS
April 30, 2011
(Unaudited)
Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp. (“ALP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of April 30, 2011 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three and six months period ended April 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Oil and gas properties at April 30, 2011 consist of the acquisition and geologic costs incurred by the Company.

Note 3 – Notes payable – related party

In December 2010, the Company borrowed $290,000 from Keyser Resources, Inc., a Nevada corporation (“Keyser”).  The Promissory Note representing the loan bore interest at 6% and was due on March 31, 2011.

In January 2011, the Company borrowed $200,000 from Keyser.  The Promissory Note representing the loan bore interest at 6% and was due on March 31, 2011.

On February 28, 2011 and March 8, 2011, Keyser loaned the Company an aggregate amount of $95,000, to be used for general operating expenses.  The Promissory Notes representing these loans bore interest at 6% and were due on March 31, 2011.

On March 28, 2011 the maturity date of each of the aforementioned Promissory Notes was extended to April 30, 2011.  The extension of the Promissory Notes was reported on the Company’s Current Report on Form 8K filed on April 1, 2011.

At the time of the above transactions, Alvaro Vollmers, the sole director and officer of the Company, was the sole director and officer of Keyser.  Mr. Vollmers resigned as a director and officer of Keyser on March 29, 2011.

On April 13, 2011, the Promissory Notes and related accrued interest were canceled.  In exchange, the holder of the Notes, New World Petroleum Investments, received 10,500,000 shares of the Company’s Common Stock and a warrant to purchase an additional 10,500,000 shares of the Company’s Common Stock at $0.09 per share (the “New World Securities”).  The warrant expires in April 2014 and had a fair market value of $0.00 on the date of issuance.  The fair value is determined using the Black-Scholes option pricing model and the following assumptions, expected volatility of  zero, risk-free interest rate of 1.9%, expected life of 3 years and no dividends or forfeitures.  There was no gain or loss upon the cancellation of the notes.  The issuance of the New World Securities by the Company was reported on the Company’s Current Report on Form 8-K filed on April 25, 2011.

Note 4 – Related Party Transactions

In February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Alvaro Vollmers’ services as director of the Company. Included in accounts payable at April 30, 2011 is $0 due to Diamante Services Ltd.

During the quarter ended April 30, 2011, Mr. Vollmers paid certain Company expenses in the amount of $1,306, which were reimbursed by the Company.

Note 5 – Commitments

On May 11, 2010, ALP and Desert Discoveries, LLC, a Nevada limited liability company (“Desert Discoveries”), entered into an Option Agreement (as amended, the “Option Agreement”) under which Desert Discoveries granted ALP an option (the “Desert Discoveries Option”) to purchase Desert Discoveries’ interest in five oil and gas leases covering an aggregate of 9,877.28 acres of land in Nye, Esmeralda and Mineral Counties, Nevada (the “Leases”).  The Company’s right to exercise the Desert Discoveries Option is subject to the terms of the Option Agreement.  As partial consideration for the Desert Discoveries Option, ALP paid a signing fee and an initial option fee totaling $300,000, and placed another $600,000 in an escrow account, which Desert Discoveries will use to develop the Leases prior to their acquisition by ALP.   On February 11, 2011, the Company and Desert Discoveries further amended the Option Agreement by entering into a Second Amendment to Option Agreement.  The Second Amendment added another 60% working interest in a new lease (the “Cortez Lease”), in the same formations as the Leases, as part of the interests to be purchased under the Option Agreement, and extended the end of the option exercise period from March 4, 2011 to June 11, 2011. On June 9, 2011, the Company and Desert Discoveries executed a Third Amendment to Option Agreement, which extends the end of the option exercise period from June 11, 2011 to June 30, 2011.  The Company may further extend the end of the option exercise period for as many as three 30-day periods, by giving advance notice and paying Desert Discoveries an additional $25,000 for each 30-day extension.  The Company exercised its right to include the Cortez Lease in the Desert Discoveries Option by paying an additional $250,000 into the escrow account on June 10, 2011.  Therefore, as of June 14, 2011, the Company has made all the required payments to entitle it to exercise the Desert Discoveries Option.  The Company may exercise the Desert Discoveries Option at any time until June 30, 2011, or any extension period, by providing at least 30 days’ notice to Desert Discoveries and paying an additional $100,000 above the amount to be placed in escrow.

The Company currently intends to use a portion of the proceeds of the private placement of Units described in Note 7 to pay the purchase price required under the Option Agreement. If the Company fails for any reason to timely make all payments as required under the Option Agreement, including the purchase price, then Desert Discoveries may terminate the Option Agreement and keep all funds paid prior to the date of termination, including any shares of Common Stock and Warrants (defined below) issued to Desert Discoveries prior to such termination. If the Option Agreement is terminated, we may be unable to continue, develop or expand our operations.

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

The prepaid asset balance of $436,634 as of April 30, 2011 includes payments in the escrow account that have not yet been used for exploration costs.

On January 24, 2011, the Company entered into a series of transactions that, if consummated, would have resulted in the sale of substantially all of the assets of the Company.  The sale was to be accomplished by the merger of its wholly owned subsidiary, True American Energy Corporation, a Nevada corporation (“TAEC”), with and into Keyser, with Keyser being the surviving corporation (the “Merger”).  Because the Company had transferred the Option Agreement to TAEC on January 3, 2011, the Option Agreement would be owned by Keyser after the Merger, with Keyser assuming the rights, duties and obligations of the Company under the Option Agreement.

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

Note 7 – Subsequent Events

On June 9, 2011, the Company entered into a Third Amendment to Option Agreement, which extended the term of the Desert Discoveries Option Agreement.  See Note 5 to the Financial Statements.  On June 10, 2011, the Company deposited $250,000 into an escrow account to acquire the option to purchase the Cortez Lease in accordance with the Desert Discoveries Option Agreement, as amended.  See Note 5 to the Financial Statements.

On June 6, 2011, the Company completed a private placement of 466,666 Units to New World Petroleum Investments. Each Unit consisted of one share of Common Stock, and one share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.95 per share at any time until June 6, 2014. The Company sold each Unit at a price of $.75 per Unit, which represents total proceeds of $350,000.

On June 11, 2011, the Company completed a private placement of 200,000 Units to New World Petroleum Investments. Each Unit consisted of one share of Common Stock, and a Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.95 per share at any time until June 11, 2014. The Company sold each Unit at a price of $.75 per Unit, which represents total proceeds of $150,000.

A portion of the proceeds has been used to make the $250,000 payment under the Option Agreement to acquire the option to purchase the Cortez Lease, and the Company intends to use the remaining proceeds to make other required payments under the Option Agreement, and for general operating expenses.

The shares of Common Stock and Warrants comprising the Units were not registered under the Securities Act. Each private placement described above was completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933. New World has represented to the Company that it is not a US person as defined in Regulation S, and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution.

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

OVERVIEW

The Company was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation”. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.  The Company underwent a change in management in January 2010. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this new business focus by pursuing interests in oil and natural gas properties by acquiring leases, such as the Leases and the Cortez Lease that it may acquire by exercising the Desert Discoveries Option described below. The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities, but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

Option Agreement

On May 11, 2010, the Company and Desert Discoveries entered into an Option Agreement, under which Desert Discoveries granted the Company an option to purchase Desert Discoveries’ interest in the Leases covering an aggregate of 9,877.28 acres of land located in Nye, Esmeralda and Mineral Counties, Nevada, subject to the Company’s performance of its obligations under the Option Agreement.  On February 11, 2011, the Company and Desert Discoveries amended the Option Agreement to add another 60% working interest in the Cortez Lease, as part of the interests to be purchased under the Option Agreement.  The Company had the  right to include the Cortez Lease in the acquired leases by delivering written notice to Desert Discoveries and then paying an additional $250,000 into the escrow account by June 30, 2011. On June 10, 2011, the Company paid the additional $250,000.  Therefore, the Company has made all the required payments to entitle it to exercise the original option for the Leases and the Cortez Lease.  See Note 5 to the Financial Statements.

As of June 14, 2011, the Company has paid Desert Discoveries option fees totaling $1,115,000.  See Note 5 to the Financial Statements. The Company has also issued 1,500,000 shares of Common Stock, and Warrants to purchase 1,600,000 shares of Common Stock at $.75 per share, to Desert Discoveries as additional consideration, subject to the vesting schedule described in Note 5 to the Financial Statements.  According to the Third Amendment to the Option Agreement dated June 9, 2011, the Company may exercise the Desert Discoveries Option at any time until June 30, 2011, if the required payments have been made, by providing at least 30 days’ notice to Desert Discoveries and paying an additional $100,000.  The Company may further extend the end of the option exercise period for as many as three 30-day periods by giving advance notice and paying Desert Discoveries an additional $25,000 for each 30-day extension.

The Company intends to exercise the Desert Discoveries Option and intends to use funds recently received from the private placement of Units to pay the $100,000 purchase price required under the Option Agreement.  However, if for any reason the Company fails to make the payments required under the Option Agreement, including the purchase price, then Desert Discoveries may terminate the Option Agreement and keep all funds paid prior to the date of termination, including any shares of Common Stock and Warrants issued to Desert Discoveries prior to such termination.

The Option Agreement also grants to Desert Discoveries a right of first refusal to participate in any future stock offerings after the Company purchases the Leases or the Cortez Lease, at the greater of one cent ($0.01) or the then-actual offering price to the extent required to maintain Desert Discoveries’ ownership interest in the Company on the closing date. If the Company proposes to make an offering of shares or securities convertible into shares of Common Stock, the Company shall notify Desert Discoveries of its right to purchase its pro rata share of such convertible securities, defined as the ratio between the number of outstanding shares of Common Stock owned by Desert Discoveries and the aggregate number of shares of Common Stock owned by all stockholders, on a fully diluted basis. Desert Discoveries may exercise its rights of first refusal by providing written notice to the Company within 10 days of receiving the Company’s notice. If Desert Discoveries does not timely exercise its rights of first refusal, or only exercises them as to certain of the securities that it could purchase, then the Company may sell those remaining securities to another party on the same conditions as were offered to Desert Discoveries for 90 days after the end of the Desert Discoveries’ 10-day option period. The rights of first refusal granted to Desert Discoveries do not apply to stock dividends, securities issued in exchange of other securities of the Company, or in connection with the acquisition of another company by the Company in a merger or asset purchase, securities issuable under stock options or instruments convertible into shares of the Company that are currently outstanding, and any options or shares of securities that may be granted under any employee stock option plan.

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

We are seeking additional equity financing in order to obtain the capital required to continue operating our business. From December 2010 to March, 2011, the Company issued promissory notes totaling $585,000 in order to obtain the funds necessary to make required payments under the Desert Discoveries Option Agreement and for general operating purposes.  In April 2011, the notes and related accrued interest were exchanged for 10,500,000 shares of the Company’s common stock and a warrant to purchase an additional 10,500,000 shares of the Company’s common stock at $0.09 per share, expiring in April 2014. See Note 3 to the Financial Statements.

The Company must pay the $100,000 purchase price for the Leases  by June 30, 2011, unless extended under the terms of the Option Agreement.  The Company currently intends to pay the purchase price using the proceeds of a private placement of Units completed in June 2011.  See Note 7 to the Financial Statements.  However, if the Company fails to make such payments, Desert Discoveries may terminate the Option Agreement, and we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
General & Administrative	$180,000
Payments to Exercise Option	100,000
TOTAL	$280,000

As of April 30, 2011, we had cash on hand of $6,450. We will require additional financing to sustain our business operations. We currently do not have any binding arrangements for any third party to provide us additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors that we do not control. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended April 30,
	2011	2010
Revenue	$-	$-

Expenses	(111,853)	(76,312)

Net Loss	$(118,280)	$(76,312)

Six Months Summary

	Six Months Ended April 30,
	2011	2010
Revenue	$-	$-

Expenses	(242,967)	(85,524)

Net Loss	$(252,853)	$(85,524)

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues from our activities in the foreseeable future.

Operating Expenses

Our operating expenses for the three months ended April 30, 2011consisted of the following:

	Three Months Ended April 30,
	2011	2010
General and Administrative Expenses	$111,853	$76,312
Total Expenses	$118,280	$76,312

General and administrative expenses during the three months ended April 30, 2011 consisted of legal fees of $52,690, accounting fees of $23,085, professional fees of $14,523, director fee of $8,500, web site design fees of $4,932, SEC filing costs of $3,145, travel of $2,242,  rent of $1,861, and office expense of $875.  General and administrative expenses increased $35541 primarily due to an increase in legal fees compared to the prior year.

We also incurred interest expense of $6,427 on the notes payable that were outstanding during the quarter.

Our operating expenses for the six months ended April 30, 2011consisted of the following:

	Six Months Ended April 30,
	2011	2010
General and Administrative Expenses	$242,967	$85,524
Total Expenses	$252,853	$85,524

General and administrative expenses during the six months ended April 30, 2011 consisted of legal fees of $102,045, accounting fees of $33,260, professional fees of $31,651, director fee of $34,000, web site design fees of $24,594, SEC filing costs of $4,750, travel  and entertainment of $3,395,  rent of $3,771, and office expense of $5,501.  General and administrative expenses increased $157,443 primarily due to increased legal, directors and accounting fees compared to the prior year.   Total expenses increased by $167,329 due to increased legal, directors and accounting fees of $157,443 and interest expense of $9,886.

We also incurred interest expense of $9,886 on the notes payable that were outstanding during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At April 30, 2011	At October 31, 2010
Current Assets	$443,084	$142,516
Current Liabilities	(108,998)	(22,072)
Working Capital	$334,086	$120,444

Cash Flows
	Six Months Ended April 30,
	2011	2010
Cash Flows Used In Operating Activities	$(478,477)	$(85,686)
Cash Flows Used In Investing Activities	(128,391)	-
Cash Flows Provided by Financing Activities	585,000	400, 100
Net Change In Cash During Period	$(21,868)	$314,414

Working capital increased to $334,086 primarily as the result of the issuance of notes payable in the amount of $585,000.  Keyser  made additional loans to the Company totaling $95,000 in February and March 2011 to allow the Company to continue operations.  The Notes representing the loans were cancelled as of April 13, 2011.  See Note 3 to the Financial Statements above. Our cash balances decreased during the period ended April 30, 2011 primarily as a result of investing in oil and gas properties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From December 2010 to March 2011, the Company borrowed an aggregate of $585,000 from Keyser.  The Company issued four Promissory Notes representing these loans, which matured on April 30, 2011.  See Note 3 to the Financial Statements.  The Notes were assigned by Keyser to New World Petroleum Investments, a shareholder of the Company.  On April 13, 2011, the Company issued 10,500,000 shares of Common Stock, and a warrant to purchase 10,500,000 shares of Common Stock at $0.09 per share, to New World in exchange for the Notes (the “New World Securities”).  The warrant expires in April 2014.  The Notes were then canceled by the Company.  The New World Securities were not registered under the Securities Act of 1933, or any state securities laws, and are subject to restrictions on sale under such laws.  See Note 5 to the Financial Statements.

On June 6, 2011, the Company completed a private placement of 466,666 Units to New World Petroleum Investments. Each Unit consisted of one share of Common Stock, and one share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.95 per share at any time until June 6, 2014. The Company sold each Unit at a price of $.75 per Unit, which represents total proceeds of $350,000.

On June 11, 2011, the Company completed a private placement of 200,000 Units to New World Petroleum Investments. Each Unit consisted of one share of Common Stock, and Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.95 per share at any time until June 11, 2014. The Company sold each Unit at a price of $.75 per Unit, which represents total proceeds of $150,000.

A portion of the proceeds were used to make the $250,000 payment under the Option Agreement to acquire the option to purchase the Cortez Lease. The Company intends to use the remaining proceeds to make other required payments under the Option Agreement, and for general operating expenses.

The shares of Common Stock and Warrants comprising the Units were not registered under the Securities Act. Each private placement described above was completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933. New World has represented to the Company that it is not a US person as defined in Regulation S, and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

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

10.6	Third Amendment to Option Agreement dated June 9, 2011, by and between the Company and Desert Discoveries, LLC (filed herewith)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

Date:	June 20, 2011	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)