Form 10-Q
period 2011-07-31
American Liberty Petroleum Corp.
filed 2011-09-19
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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
Yes  ☐  No  ☒

As of September 19, 2011, there were 104,804,167 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets – July 31, 2011 (Unaudited) and October 31, 2010	3

Consolidated Statements of Operations (Unaudited) – the three and nine-month periods ended July 31, 2011 and 2010, and for the period from October 16, 2008 (Inception) to July 31, 2011	4

Consolidated Statements of Cash Flows (Unaudited) – the nine-month periods ended July 31, 2011 and 2010, and for the period from October 16, 2008 (Inception) to July 31, 2011	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. (Removed and Reserved)	18

Item 5. Other Information	18

Item 6. Exhibits	18

EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1

Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets

Cash	$17,426	$28,318
Prepaid assets	416,667	114,198
Other Receivable	18,656	-

Total current assets	452,749	142,516

Oil and gas properties (full cost method)	1,024,834	515,942

Total assets	1,477,583	658,458

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$28,535	$22,072

Total liabilities	28,535	22,072

Commitments

SHAREHOLDERS' EQUITY

Common Stock, $.00001 par value, 450,000,000 authorized 104,804,167 and 93,637,500 issued and outstanding at July 31, 2011 and October 31, 2010, respectively	1,048	936
Additional paid in capital	2,171,109	1,033,135
Deficit accumulated during the exploration stage	(723,109)	(397,685)

Total shareholders' equity	1,449,048	636,386

Total liabilities and shareholders' equity	$1,477,583	$658,458

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JULY 31, 2011
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception Through
	July 31,		July 31,		July 31,
	2011	2010	2011	2010	2011

Operating expenses
General and administrative	$72,571	$220,988	$315,538	$306,513	$713,223

Loss from Operations	(72,571)	(220,988)	(315,538)	(306,513)	(713,223)

Interest expense	-	-	(9,886)	-	(9,886)

Net loss	$(72,571)	$(220,988)	$(325,424)	$(306,513)	$(723,109)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	104,804,167	136,977,853	97,845,221	162,884,753

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2011 AND 2010 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JULY 31, 2011
(Unaudited)

			Inception
	Nine Months Ended		Through
	July 31,		July 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(325,424)	$(306,513)	$(723,109)
Adjustment to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	-	-	6,500
Imputed interest on related party advance	-	-	2
Changes in:
Prepaid assets	(259,269)	(156,250)	(373,467)
Other receivable	(18,656)	-	(18,656)
Accounts payable and accrued liabilities	16,349	65,523	38,421
NET CASH USED IN OPERATING ACTIVITIES	(587,000)	(397,240)	(1,070,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(508,892)	(175,000)	(722,765)
NET CASH USED IN INVESTING ACTIVITIES	(508,892)	(175,000)	(722,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	500,000	600,000	1,225,500
Proceeds from notes payable - related party	585,000	-	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,085,000	600,000	1,810,500

NET CHANGE IN CASH	(10,892)	27,760	17,426
Cash, beginning of period	28,318	-	-
Cash, end of period	$17,426	$27,760	$17,426

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock issued as compensation	$43,200	$-	$43,200
Common stock and warrants issued to convert notes payable and accrued interest	$594,886	$-	$594,886
Common stock and warrants issued for oil and gas leases	$-	$302,069	$302,069

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)
Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp. (“ALP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of July 31, 2011 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three and nine months period ended July 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Oil and gas properties at July 31, 2011 consist of the acquisition and geologic costs incurred by the Company.

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

On April 13, 2011, the Promissory Notes and related accrued interest were canceled.  In exchange, the holder of the Notes, New World Petroleum Investments, received 10,500,000 shares of the Company’s Common Stock and a warrant to purchase an additional 10,500,000 shares of the Company’s Common Stock at $0.09 per share (the “New World Warrant”).  See Note 5 below. There was no gain or loss upon the cancellation of the notes.

Note 4 – Related Party Transactions

In February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Alvaro Vollmers’ services as director of the Company. Included in accounts payable at July 31, 2011 is $6,504 due to Diamante Services Ltd.

During the quarter ended July 31, 2011, Mr. Vollmers paid certain Company expenses in the amount of $7,559, which were reimbursed by the Company.

Note 5 – Common Stock

On April 12, 2011, the Company entered into an agreement to issue 100,000 shares of Common Stock to Vincent Ramirez, pursuant to an Independent Contractor Agreement between the Company and Mr. Ramirez. The Company has authorized the issuance of 100,000 shares of Common Stock to Mr. Ramirez pursuant to this Independent Contractor Agreement, although the shares have not been issued as of the date of this filing.  The fair market value of the shares was $5,700 on the date of grant. The value of the shares was recorded as a prepaid asset for future services to be provided over a six month term.

On April 13, 2011, the Promissory Notes and related accrued interest were canceled.  In exchange, the holder of the Notes, New World Petroleum Investments, received 10,500,000 shares of the Company’s Common Stock (equivalent to a price of $.057 per share) and the New World Warrant.  The New World Warrant expires in April 2014 and had a fair market value of $0.00 on the date of issuance.  The fair value is determined using the Black-Scholes option pricing model and the following assumptions, expected volatility of zero, risk-free interest rate of 1.9%, expected life of 3 years and no dividends or forfeitures.  There was no gain or loss upon the cancellation of the notes.

On June 6, 2011, the Company completed a private placement of 466,667 Units to New World Petroleum Investments. Each Unit consisted of one share of Common Stock, and one share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.95 per share at any time until June 6, 2014. The Company sold each Unit at a price of $.75 per Unit, which represents total proceeds of $350,000.

On June 11, 2011, the Company completed a private placement of 200,000 Units to New World Petroleum Investments. Each Unit consisted of one share of Common Stock, and a Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.95 per share at any time until June 11, 2014. The Company sold each Unit at a price of $.75 per Unit, which represents total proceeds of $150,000. For each of the private placements to New World that took place on June 6 and June 11, 2011, the relative fair value of the Warrants issued was approximately 46% of the proceeds.

 On June 30, 2011, the Company authorized the issuance of 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. Such shares have not been issued as of the date of this filing.  The aggregate fair market value of the shares was $37,500 on the date of grant. The value of the shares was recorded as a prepaid asset for future services to be provided over a six month term.

None of the securities issued in transactions described in this Note 5 to the Financial Statements will be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and accordingly will be subject to all applicable restrictions on sale under such laws.

Note 6 – Commitments

On May 11, 2010, ALP and Desert Discoveries, LLC, a Nevada limited liability company (“Desert Discoveries”), entered into an Option Agreement (as amended, the “Option Agreement”) under which Desert Discoveries granted ALP an option (the “Desert Discoveries Option”) to purchase Desert Discoveries’ interest in five oil and gas leases covering an aggregate of 9,877.28 acres of land in Nye, Esmeralda and Mineral Counties, Nevada (the “Original Leases”).  As partial consideration for the Desert Discoveries Option, ALP paid a signing fee and an initial option fee totaling $300,000, and placed another $600,000 in an escrow account, a portion of which which Desert Discoveries used to develop the Original Leases prior to their acquisition by ALP.   On February 11, 2011, the Company and Desert Discoveries further amended the Option Agreement by entering into a Second Amendment to Option Agreement.  The Second Amendment added another 60% working interest in a new lease (the “Cortez Lease”), in the same formations as the Original Leases, as part of the interests to be purchased under the Option Agreement, and extended the end of the option exercise period from March 4, 2011 to June 11, 2011. The Company placed an additional $250,000 in the escrow account.  On June 9, 2011, the Company and Desert Discoveries executed a Third Amendment to Option Agreement, which extended the end of the option exercise period from June 11, 2011 to June 30, 2011.

On June 27, 2011 (the “Closing Date”), the Company exercised the Desert Discoveries Option by paying the $100,000 purchase price to Desert Discoveries.  On the Closing Date, Desert Discoveries assigned all of its right, title and interest in and to the Original Leases, and a 60% interest in the Cortez Lease, to the Company by filing lease assignments with the US Office of the Interior, Bureau of Land Management. As contemplated by the Option Agreement, on August 3, 2011, the Company entered into two separate joint operator agreements for the development of the Original Leases and the Cortez Lease. See Note 8 – Subsequent Events.

In addition to the cash payments, as partial consideration under the Option Agreement, the Company issued 1,500,000 shares of Common Stock (the “Restricted Shares”) to Desert Discoveries, along with warrants to purchase 1,600,000 shares of Common Stock for $0.75 per share (the “Warrants”), at any time until May 11, 2015. The Restricted Shares issued to Desert Discoveries were not registered under the Securities Act or any state securities laws, and are subject to all applicable restrictions on sale under such laws. The Common Stock and Warrants were valued at $85,714 and $91,355, respectively, and are included in Oil and Gas Properties.  In addition, the Restricted Shares and Warrants were subject to the following restrictions on transfer and exercise, respectively:

-	500,000 of the Restricted Shares became transferrable, and 500,000 of the Warrants became exercisable, on July 4, 2010;

-	500,000 of the Restricted Shares became transferrable, and 500,000 of the Warrants became exercisable, on January 4, 2011; and

-	500,000 of the Restricted Shares became transferrable, and 600,000 of the Warrants became exercisable, on July 4, 2011.

On January 24, 2011, the Company entered into a series of transactions that, if consummated, would have resulted in the sale of substantially all of the assets of the Company.  The sale was to be accomplished by the merger of its wholly owned subsidiary.  True American Energy Corporation, a Nevada corporation (“TAEC”), with and into Keyser, with Keyser being the surviving corporation (the “Merger”).  Because the Company had transferred the Option Agreement to TAEC on January 3, 2011, the Option Agreement would be owned by Keyser after the Merger, with Keyser assuming the rights, duties and obligations of the Company under the Option Agreement.

Subsequent to entering into the Merger Agreement, the Company’s management decided to abandon the proposed Merger.  The Company, TAEC and Keyser entered into a Termination Agreement dated March 18, 2011 terminating the Agreement and Plan of Merger between the parties.  The termination of the Merger Agreement was disclosed on the Company’s Current Report on Form 8K filed on March 21, 2011.

The prepaid asset balance of $416,667 as of July 31, 2011 includes payments of $381,029 in the escrow account that have not yet been used for exploration costs.

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

Note 8 – Subsequent Events

The Company has entered into two separate joint operator agreements for the development of the Original Leases and the Cortez Lease: (i) that certain Operating Agreement dated August 2, 2011 by and among Independence Drilling, LLC, a Nevada limited liability company (“Operator”), Desert Discoveries, Edward Traub (“Traub”), and the Company (the “Independence Operating Agreement”) for the development of the Original Leases and (ii) that certain Operating Agreement dated August 2, 2011 by and among Operator, Desert Discoveries, Cortez Exploration, LLC, a Nevada limited liability company (“Cortez”), Punto De Luz, LLC, a Nevada limited liability company, Traub, and the Company (the “Cortez Operating Agreement”) for the development of the Cortez Lease.  As of the date of this filing, Traub has not signed either Operating Agreement.

Under the Independence Operating Agreement, Independence will act as Operator to explore and develop oil and gas on the property covered by the Original Leases according to the Phase I Work Plan (the “Work Plan”) set forth in the Option Agreement. The Independence Operating Agreement provides that expenses associated with the Work Plan shall be paid first out of the Escrow Funds not yet used to develop the Original Leases or the Cortez Lease, and then from the $100,000 purchase price paid by the Company to Desert Discoveries to exercise the Option. After these funds have been spent, the Company will have a 75% working interest in the Original Leases (meaning that the Company will bear 75% of the costs and expenses pursuant to the Operating Agreement) in return for a 63.375% net revenue interest in the Cortez Lease.

Under the Cortez Operating Agreement, Independence will act as Operator to explore and develop oil and gas on the property covered by the Cortez Lease according to the Work Plan. The Cortez Operating Agreement provides expenses associated with the Work Plan shall be paid first out of the Escrow Funds not yet used to develop the Original Leases or the Cortez Lease. After these funds have been spent, the Company will have a 60% working interest in the Original Leases in return for a 48% net revenue interest in the Cortez Lease.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

OVERVIEW

The Company was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation”. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.  The Company underwent a change in management in January 2010. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this new business focus by pursuing interests in oil and natural gas properties by acquiring leases, such as the Original Leases and the Cortez Lease described below. The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities, but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

Option Agreement

On May 11, 2010, the Company and Desert Discoveries entered into an Option Agreement, under which Desert Discoveries granted the Company an option to purchase Desert Discoveries’ interest in the Original Leases covering an aggregate of 9,877.28 acres of land located in Nye, Esmeralda and Mineral Counties, Nevada, subject to the Company’s performance of its obligations under the Option Agreement.  On February 11, 2011, the Company and Desert Discoveries amended the Option Agreement to add a 60% working interest in the Cortez Lease, as part of the interests to be purchased under the Option Agreement.

During the period beginning on May 11, 2010 and ending June 27, 2011, the Company paid Desert Discoveries option fees totaling $1,150,000 in order to acquire the option to purchase the Original Leases and the Cortez Lease. Of the $1,150,000, $850,000 was placed into escrow to pay for expenses associated in exploring and developing the Original Leases and the Cortez Lease (the “Escrow Funds”).

On June 27, 2011 (the “Closing Date”), the Company exercised the Desert Discoveries Option by paying the $100,000 purchase price to Desert Discoveries. On the Closing Date, Desert Discoveries assigned all of its right, title and interest in and to the Original Leases, and a 60% interest in the Cortez Lease, to the Company by filing lease assignments with the US Office of the Interior, Bureau of Land Management (“BLM”). A description of each Original Lease and the Cortez Lease, and the working interests and net revenue interests in the Original Leases and the Cortez Lease that were conveyed to the Company, are set forth below.  The Cortez Lease is BLM Lease NVN59901; the remaining leases listed constitute the Original Leases:

Lease (BLM Lease Serial Number):	Property Description:	Gross Acres:	Working Interest:	Net Revenue Interest:

1. NVN086972	T: 12N, R: 35E, Meridian: MDM, State: NV, County: Nye Sec. 1, Lots 1-4, S2N2, S2; Sec. 2, Lots 1-4, S2N2, S2; Sec. 3, Lots 1-4, S2N2, S2; Sec. 4, Lots 1-4, S2N2, S2.	2,557.28	75%	63.375%
2. NVN085029	T: 06N, R: 37 1/2 E, Meridian: MD, State: NV, County: Esmeralda & Mineral Sec. 007, PROT ALL; Sec. 008, PROT ALL; Sec. 009, PROT ALL.	1,596.00	75%	63.375%
3. NVN084761	T: 0050N, R: 0380E, Meridian: MDM, State: NV, County: Esmeralda Sec. 005, PROT ALL; Sec. 006, PROT ALL; Sec. 007, PROT ALL; Sec. 008, PROT ALL.	2,547.00	75%	63.375%
4. NVN083825	T: 0050N, R: 38E, Meridian: 21 MDM, State: NV, County: Esmeralda Sec. 30, PROT ALL.	640.00	75%	63.375%
5. NVN084762	T: 0050N, R: 0380E, Meridian: MDM, State: NV, County: Esmeralda Sec. 017, PROT ALL; Sec. 018, PROT ALL; Sec. 019, PROT ALL; Sec. 020, PROT ALL.	2,537.00	75%	63.375%
6. NVN59901 (the “Cortez Lease”	T: 12N, R: 34E, Meridian: MDM, State: NV, County: Nye Sec. 1: Lots 1-4, S1/2 N1/2, S1/2 Sec. 12: All	3,840.56	60%	48%

Sec. 13: All
Sec. 24: All
Sec. 25: All
Sec. 36: All
T: 12N, R: 35E, Meridian: MDM, State: NV, County: Nye
Sec. 13: All
Sec. 23: All
Sec. 24: W1/2
Sec. 26: NW 1/4
Sec. 27: All
Sec. 28: All
Sec. 29: All
Sec. 30: Lots 1-4, E1/2 W1/2, E12
Sec. 31: Lots 1-4, E1/2 W1/2, E12
Sec. 32: All
Sec. 33: All
Sec. 34: NW 1/4

The Option Agreement also grants to Desert Discoveries a right of first refusal to participate in any future stock offerings after the Closing Date, at the greater of one cent ($0.01) or the then-actual offering price to the extent required to maintain Desert Discoveries’ ownership interest in the Company on the closing date. If the Company proposes to make an offering of shares or securities convertible into shares of Common Stock, the Company shall notify Desert Discoveries of its right to purchase its pro rata share of such convertible securities, defined as the ratio between the number of outstanding shares of Common Stock owned by Desert Discoveries and the aggregate number of shares of Common Stock owned by all stockholders, on a fully diluted basis. Desert Discoveries may exercise its rights of first refusal by providing written notice to the Company within 10 days of receiving the Company’s notice. If Desert Discoveries does not timely exercise its rights of first refusal, or only exercises them as to certain of the securities that it could purchase, then the Company may sell those remaining securities to another party on the same conditions as were offered to Desert Discoveries for 90 days after the end of the Desert Discoveries’ 10-day option period. The rights of first refusal granted to Desert Discoveries do not apply to stock dividends, securities issued in exchange of other securities of the Company, or in connection with the acquisition of another company by the Company in a merger or asset purchase, securities issuable under stock options or instruments convertible into shares of the Company that are currently outstanding, and any options or shares of securities that may be granted under any employee stock option plan.

Joint Operating Agreements

As contemplated by the Option Agreement, on August 2, 2011, the Company entered into two separate joint operator agreements: (i) that certain Operating Agreement by and among Independence Drilling, LLC, a Nevada limited liability company (“Operator” or “Independence”), Desert Discoveries, Edward Traub (“Traub”), and the Company (the “Independence Operating Agreement”) for the development of the Original Leases and (ii) that certain Operating Agreement among Operator, Desert Discoveries, Cortez Exploration, LLC, a Nevada limited liability company (“Cortez”), Punto De Luz, LLC, a Nevada limited liability company, Traub, and the Company (the “Cortez Operating Agreement”) for the development of the Cortez Lease.  The Independence Operating Agreement is attached as Exhibit 10.7, and the Cortez Operating Agreement is attached as Exhibit 10.8 to this Quarterly Report on Form 10-Q.  As of the filing date, Traub has not signed either Operating Agreement.

Under the Independence Operating Agreement, Independence will act as Operator to explore and develop oil and gas on the property covered by the Original Leases according to the Phase I Work Plan (the “Work Plan”) set forth in the Option Agreement. The Independence Operating Agreement provides that expenses associated with the Work Plan shall be paid first out of the Escrow Funds not yet used to develop the Original Leases or the Cortez Lease, and then from the $100,000 purchase price paid by the Company to Desert Discoveries to exercise the Option. After these funds have been spent, the Company will have a 75% working interest in the Original Leases (meaning that the Company will bear 75% of the costs and expenses pursuant to the Operating Agreement) in return for a 63.375% net revenue interest in the Cortez Lease.

Under the Cortez Operating Agreement, Independence will act as Operator to explore and develop oil and gas on the property covered by the Cortez Lease according to the Work Plan. The Cortez Operating Agreement provides expenses associated with the Work Plan shall be paid first out of the Escrow Funds not yet used to develop the Original Leases or the Cortez Lease. After these funds have been spent, the Company will have a 60% working interest in the Original Leases in return for a 48% net revenue interest in the Cortez Lease.

OIL AND GAS PROPERTIES:

Gabbs Project,
Nye County, Nevada
The Operator is continuing to evaluate the area for oil and gas potential. Continued evaluation of Mesozoic and Paleozoic strata is underway.

Kibby Flat Project,
Esmeralda County, Nevada

The Operator is continuing to evaluate the area for oil and gas potential. It is expected that the Operator and its consultants will finish its exploration and evaluation report by October 2011.  The report will cover the Kibby Flat and Gabbs areas, since they are believed to be connected. The report will include a set of maps for the Miocene strata, which identifies the regional paleogeography, fetch area for oil and gas capture, potential reservoir rocks, source rocks and trap configurations.

Cortez Lease
Nye County, NV

The Paradise Unit 2-12 well located on the Cortez Lease was drilled and swab tested in November 2010, before the Company acquired its option to purchase the Cortez Lease. In June 2011, the Operator received approval from the BLM to put the well on production using a conventional rod pump, and the well was swab tested in August 2011. Oil was recovered but limited inflow was observed.  In August 2011 the Operator filed proposed changes with the BLM to produce through a temporary test separator, and to perform a solvent wash to remove paraffin, and to acidize the formation to improve inflow.  The pump is on location, and installation is still in progress.

To date, the Operator has spent approximately $501,662 on the exploration and production of the Paradise Unit 2-12 well, as well as exploration in the Original Leases. The source of the funds to date is the Escrow Funds, according to the Operating Agreements.  Therefore, approximately $348,338 remains of the Escrow Funds.

Independent Contractor Agreement; Establishment of Advisory Board

Effective as of April 12, 2011, the Company entered into an agreement with Vincent Ramirez, pursuant to which Mr. Ramirez will provide services to the Company similar to those provided by a Vice President of Operations (the “Independent Contractor Agreement”). Mr. Ramirez will perform the services as an independent contractor, and not as an employee, of the Company. Instead of receiving cash compensation, Mr. Ramirez was entitled to receive 100,000 shares of Common Stock when the Independent Contractor Agreement was signed, and will receive an additional 100,000 on each 6-month anniversary date. The Independent Contractor Agreement expires at the end of the initial 180-day period, but automatically renews for an additional 180-day period unless terminated in accordance with the Agreement. The Company has authorized the issuance of 100,000 shares of Common Stock to Mr. Ramirez pursuant to this Independent Contractor Agreement, although the shares have not been issued as of the date of this filing.  See Part II, Item 2, “Unregistered Sales of Equity Securities.”

The Company has established an Advisory Board. To date, James E. Melland and Dr. Alfred H. Pekarek have agreed to serve on the Advisory Board. Mr. Melland is a licensed professional petroleum engineer (KS & CA) and a licensed professional geologist (CA), and has previously worked as petroleum appraisal engineer for the Kern County’s Assessor Office, as geological engineer and petroleum engineer for Shell Oil Company, operations engineer for Occidental Petroleum Company, consulting geologist for Texaco E&P and Mobil E&P. His firm, Melland Engineering, Inc., acts as a consultant to the Company. Dr. Pekarek is a geologist with 36 years of oil and gas experience, having worked for Wexpro and at Husky Oil Company as geologist in charge of the Railroad Valley, NV, exploration program, and his current consulting work include oil and gas exploration, and prospect development and drilling, primarily in the Mid-Continent, Rocky Mountains, and Basin and Range Province. Dr. Pekarek currently teaches a variety of geology courses, including petroleum geology, at St. Cloud State University.

In consideration for their respective services, Mr. Melland and Mr. Pekarek will each receive 25,000 shares of Common Stock on each June 30 and December 31 of each calendar year of service. The Company authorized the issuance of 25,000 shares of Common Stock to each of Mr. Melland and Dr. Pekarek on June 30, 2011, but such shares have not yet been issued.  See Part II, Item 2, “Unregistered Sales of Equity Securities”. Neither the shares of Common Stock issued to Mr. Ramirez under the Independent Contractor Agreement, nor the shares of Common Stock issued to Mr. Melland and Mr. Pekarek under their respective agreements with the Company, will be registered under the Securities Act, or any state securities laws, and accordingly will be subject to all applicable restrictions on sale under such laws.

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

We are seeking additional equity financing in order to obtain the capital required to continue operating our business. From December 2010 to March, 2011, the Company issued promissory notes totaling $585,000 in order to obtain the funds necessary to make required payments under the Desert Discoveries Option Agreement and for general operating purposes.  In April 2011, the notes and related accrued interest were exchanged for 10,500,000 shares of the Company’s common stock and a warrant to purchase an additional 10,500,000 shares of the Company’s common stock at $0.09 per share, expiring in April 2014. See Note 3 to the Financial Statements. In June 2011, the Company issued 666,667 shares of its Common Stock in a private placement, for total proceeds of $500,000.  See Note 5 to the Financial Statements.

On June 27, 2011, the Company paid $100,000 of the purchase price for the Original Leases.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
General & Administrative	$200,000
Exploration payments	300,000
TOTAL	$500,000

As of July 31, 2011, we had cash on hand of $17,426. Under the Operating Agreements, the Company is not obligated to fund any expenses for exploration and production under the Original Leases until the full amount of the Escrow Funds and the Purchase Price, have been spent. The Company is not obligated to fund any expenses for exploration and production under the Cortez Lease until the full amount of the Escrow Funds, have been spent. To date, approximately $348,338 remains of the Escrow Funds.

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

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended July 31,
	2011	2010
Revenue	$-	$-

Expenses	(72,571)	(220,988)

Net Loss	$(72,571)	$(220,988)

Nine Months Summary

	Nine Months Ended July 31,
	2011	2010
Revenue	$-	$-

Expenses	(325,424)	(306,513)

Net Loss	$(325,424)	$(306,513)

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues from our activities in the foreseeable future.

Operating Expenses

Our operating expenses for the three months ended July 31, 2011consisted of the following:

	Three Months Ended July 31,
	2011	2010
General and Administrative Expenses	$72,571	$220,988
Total Expenses	$72,571	$220,988

General and administrative expenses during the three months ended July 31, 2011 consisted of professional fees of $7,081, director fees of $34,000, share based compensation of $18,636, SEC filing costs of $4,242, travel of $4,534, rent of $1,645, and office expense of $2,433.  General and administrative expenses decreased in 2011 by $148,417 primarily due to a decrease in legal fees compared to the prior year. Legal fees for the comparable period in 2010 were higher due to a transaction resulting in the change in control of the Company, and corporate actions including a change in the Company’s name, an increase in the number of authorized shares, and forward stock split.

Our operating expenses for the nine months ended July 31, 2011consisted of the following:

	Nine Months Ended July 31,
	2011	2010
General and Administrative Expenses	$315,538	$306,513
Total Expenses	$325,424	$306,513

General and administrative expenses during the nine months ended July 31, 2011 consisted of legal fees of $117,447, accounting fees of $39,194, professional fees of $19,654, director fees of $68,000, web site design fees of $22,524, share based compensation of $18,636, SEC filing costs of $8,992, travel  and entertainment of $7,930,  rent of $5,416, and office expense of $7,742.  General and administrative expenses increased $9,025 primarily due to increased administrative costs compared to the prior period.   Total expenses increased by $18,911 due to an increase in share based compensation expense of $18,636, and an increase in interest expense of $9,886. Legal, directors and accounting fees decreased by $9,611 in the aggregate.

We incurred interest expense of $9,886 on the notes payable that were outstanding during the nine months ended July 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At July 31, 2011	At October 31, 2010
Current Assets	$452,749	$142,516
Current Liabilities	(28,535)	(22,072)
Working Capital	$424,214	$120,444

Cash Flows
	Nine Months Ended July 31,
	2011	2010
Cash Flows Used In Operating Activities	$(587,000)	$(397,240)
Cash Flows Used In Investing Activities	(508,892)	(175,000)
Cash Flows Provided by Financing Activities	1,085,000	600,000
Net Change In Cash During Period	$(10,892)	$27,760

Working capital increased by $303,770 primarily as the result of the sale of common stock in the amount of $500,000.  Our cash balances decreased during the period ended July 31, 2011 primarily as a result of payments made pursuant to the Option Agreement.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

 ITEM 1.LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A.RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2011, the Company completed a private placement of 466,667 Units to New World Petroleum Investments (“New World”).  Each Unit consisted of one share of Common Stock, and one share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.95 per share at any time until June 6, 2014. The Company sold each Unit at a price of $.75 per Unit, which represents total proceeds of $350,000.

On June 11, 2011, the Company completed a private placement of 200,000 Units to New World. Each Unit consisted of one share of Common Stock, and a Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.95 per share at any time until June 11, 2014. The Company sold each Unit at a price of $.75 per Unit, which represents total proceeds of $150,000. The proceeds of the sales to New World were used to make the $250,000 payment under the Option Agreement to acquire the option to purchase the Cortez Lease, to make other required payments under the Option Agreement, and for general operating expenses.

Neither the Units, nor the shares of Common Stock and Warrants comprising the Units, issued to New World New World, were registered under the Securities Act. The private placement was completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act. New World has represented to the Company that it is not a US person as defined in Regulation S, and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution.

Effective as of April 12, 2011, the Company entered into an agreement to issue 100,000 shares of Common Stock to Vincent Ramirez, pursuant to an Independent Contractor Agreement between the Company and Mr. Ramirez. See Item 2, Business – Contractor Agreement above.  The Company has authorized the issuance of 100,000 shares of Common Stock to Mr. Ramirez pursuant to this Independent Contractor Agreement, although the shares have not been issued as of the date of this filing.

On June 30, 2011, the Company authorized the issuance of 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. Such shares have not been issued as of the date of this filing.  Neither the shares of Common Stock issued to Mr. Ramirez under the Contractor Agreement, nor the shares of Common Stock issued to Mr. Melland and Mr. Pekarek under their respective agreements with the Company, will be registered under the Securities Act, or any state securities laws. Such shares will be issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act, and accordingly will be subject to all applicable restrictions on sale under federal and state securities laws.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.OTHER INFORMATION.

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

10.6
Third Amendment to Option Agreement dated June 9, 2011, by and between the Company and Desert Discoveries, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on June 20, 2011.)

10.7	Operating Agreement dated August 2, 2011 by and among the Company, Independence Drilling, LLC, Desert Discoveries, LLC and Edward Traub.
10.8	Operating Agreement dated August 2, 2011 by and among Independence Drilling, LLC, Desert Discoveries, LLC, Cortez Exploration, LLC, Punto De Luz, LLC, Edward Traub, and the Company.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

Date:	September 19, 2011	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)