Form 10-Q/A
period 2010-07-31
American Liberty Petroleum Corp.
filed 2011-09-22
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

AMERICAN LIBERTY PETROLEUM CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54004	98-0599151
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4900 California Ave, Tower B-210
Bakersfield, CA 93309
(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (661) 377-2911

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No  ☐

As of September 17, 2010, there were 91,887,500 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

EXPLANATORY NOTE

American Liberty Petroleum Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) for the period ended July 31, 2010, as filed with the Securities and Exchange Commission on September 20, 2010 (the “Original Filing Date”), for the sole purpose of confirming its status as a shell company, as defined in Rule 12b-2 of the Exchange Act, on the Original Filing Date.

The Company’s shell status was terminated effective February 15, 2011, as reflected in the Company’s Annual Report on Form 10-K.  The Company intends to file a Form 8-K, confirming that it ceased being a shell company as of February 15, 2011, which will include all disclosures required to be made upon the termination of its shell company status.

No changes have been made to the Form 10-Q other than to note its shell company status as described above.  This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred after the Original Filing Date and does not modify or update in any way the disclosures made in the Form 10-Q, except as described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

By:	/s/ Alvaro Vollmers
Name:	Alvaro Vollmers
Title:	President, Treasurer and Secretary

Date:	September 22, 2011