Form 10-K
period 2011-10-31
American Liberty Petroleum Corp.
filed 2012-02-14
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

for the fiscal year ended October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of April 30, 2011 was $1,860,000 using 37,200,000 shares at $0.05 per share. For the purpose of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of February 14, 2012, 104,954,167 shares of common stock, $0.00001 par value per share, were outstanding.

AMERICAN LIBERTY PETROLEUM CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2011

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “ SEC ”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “ALP”, and the “Company” mean American Liberty Petroleum Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our consolidated financial statements and notes thereto for the year ended October 31, 2011. Because of the nature of a relatively new company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

ITEM 1.            BUSINESS

Organization and Background

The Company was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation”. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.  The Company underwent a change in management in January 2010. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this new business focus by pursuing interests in oil and natural gas properties by acquiring leases, such as the Leases described below. The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities, but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

In January 2011, the Company executed an Agreement and Plan of a Merger with Keyser Resources, Inc, a Nevada Corporation (“Keyser”). Under the Agreement and Plan of Merger, the Company’s wholly-owned subsidiary, True American Energy Corporation (“TAEC”) would be merged with and into Keyser, with Keyser being the surviving corporation. However, the Company, TAEC and Keyser mutually agreed to abandon the proposed merger in March 2011. At the time of the proposed merger and its subsequent abandonment, Alvaro Vollmers, was the sole director and officer of the Company and of Keyser. The proposed merger would have constituted a sale of substantially all the assets of the company.

Business

The Company is currently an exploration stage company and has no products or services, customers or ongoing sources of revenue. The Company currently has no employees, other than its President.

Option Agreement

On May 11, 2010, the Company and Desert Discoveries entered into an Option Agreement, under which Desert Discoveries granted the Company an option to purchase Desert Discoveries’ interest in the Original Leases (as defined below) covering an aggregate of 9,877.28 acres of land located in Nye, Esmeralda and Mineral Counties, Nevada, subject to the Company’s performance of its obligations under the Option Agreement.  On February 11, 2011, the Company and Desert Discoveries amended the Option Agreement to add a 60% working interest in the Cortez Lease (defined below), as part of the interests to be purchased under the Option Agreement.

During the period beginning on May 11, 2010 and ending June 27, 2011, the Company paid Desert Discoveries option fees totaling $1,150,000 in order to acquire the option to purchase the Original Leases and the Cortez Lease. Of the $1,150,000, $850,000 was placed into escrow to pay for expenses associated in exploring and developing the Original Leases and the Cortez Lease (the “Escrow Funds”).

On June 27, 2011 (the “Closing Date”), the Company exercised the Desert Discoveries Option by paying the $100,000 purchase price to Desert Discoveries. On the Closing Date, Desert Discoveries assigned all of its right, title and interest in and to the Original Leases, and a 60% interest in the Cortez Lease, to the Company by filing lease assignments with the US Office of the Interior, Bureau of Land Management (“BLM”). A description of each Original Lease and the Cortez Lease, and the working interests and net revenue interests in the Original Leases and the Cortez Lease that were conveyed to the Company, are set forth below.  The Cortez Lease is BLM Lease NVN59901; the remaining leases listed constitute the Original Leases. The Original Leases and the Cortez Lease are sometimes collectively referred to herein as the “Leases”:

Lease (BLM Lease Serial Number):	Property Description:	Gross Acres:	Working Interest:	Net Revenue Interest:

1. NVN086972	T: 12N, R: 35E, Meridian: MDM, State: NV, County: Nye	2,557.28	75%	63.375%
	Sec. 1, Lots 1-4, S2N2, S2;
	Sec. 2, Lots 1-4, S2N2, S2;
	Sec. 3, Lots 1-4, S2N2, S2;
	Sec. 4, Lots 1-4, S2N2, S2.

2. NVN085029	T: 06N, R: 37 1/2 E, Meridian: MD, State: NV, County: Esmeralda & Mineral Sec. 007, PROT ALL;	1,596.00	75%	63.375%
	Sec. 008, PROT ALL;
	Sec. 009, PROT ALL.

3. NVN084761	T: 0050N, R: 0380E, Meridian: MDM, State: NV, County: Esmeralda	2,547.00	75%	63.375%
	Sec. 005, PROT ALL;
	Sec. 006, PROT ALL;
	Sec. 007, PROT ALL;
	Sec. 008, PROT ALL.

4. NVN083825	T: 0050N, R: 38E, Meridian: 21 MDM, State: NV, County: Esmeralda	640.00	75%	63.375%
	Sec. 30, PROT ALL.

5. NVN084762	T: 0050N, R: 0380E, Meridian: MDM, State: NV, County: Esmeralda	2,537.00	75%	63.375%
	Sec. 017, PROT ALL;
	Sec. 018, PROT ALL;
	Sec. 019, PROT ALL;
	Sec. 020, PROT ALL.

6. NVN59901 (the “Cortez Lease”)	T: 12N, R: 34E, Meridian: MDM, State: NV, County: Nye Sec. 1: Lots 1-4, S1/2 N1/2, S1/2	3,840.56	60%	48%
	Sec. 12: All
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

Joint Operating Agreements

As contemplated by the Option Agreement, on August 2, 2011, the Company entered into two separate joint operator agreements: (i) that certain Operating Agreement by and among Independence Drilling, LLC, a Nevada limited liability company (“Operator” or “Independence”), Desert Discoveries, and the Company (the “Independence Operating Agreement”) for the development of the Original Leases and (ii) that certain Operating Agreement among Operator, Desert Discoveries, Cortez Exploration, LLC, a Nevada limited liability company (“Cortez”), Punto De Luz, LLC, a Nevada limited liability company, and the Company (the “Cortez Operating Agreement”) for the development of the Cortez Lease.  The Independence Operating Agreement is attached as Exhibit 10.7 to the Company’s Quarterly Report as Form 10-Q filed September 19, 2011, and the Cortez Operating Agreement is attached as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on September 19, 2011.

Desert Discoveries agreed in principle to transfer a 1% working interest in the Original Leases and a 1% working interest in the Cortez Lease to Edward Traub (“Traub”) in settlement of obligations not related to the Company. Therefore, the Independence Operating Agreement and the Cortez Operating Agreement originally contemplated that Traub would sign each Agreement. However, Desert Discoveries has informed the Company that, to date, Desert Discoveries has not transferred the working interests to Traub, and, accordingly, Traub has not signed either Operating Agreement. The Operating Agreements provide that they are binding on all non-operators executing them, even if all other parties have not signed, and the Company believes that all working interests in the Leases are bound by those agreements. If those working interests are transferred, then Traub will take each of them subject to the terms of the applicable Operating Agreement.

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

OIL AND GAS PROPERTIES:

The Company has no oil and natural gas reserves. To date, the Operator has conducted the following exploration and drilling activities on the Leases:

Gabbs Project,

Nye County, Nevada

The Company owns a 75% Working Interest in BLM lease number NVN-086972. The Operator is continuing to evaluate this lease for oil and gas potential. Continued evaluation of the Triassic and Tertiary Volcanics strata is underway.

The Company owns a 60% Working Interest in the Cortez Lease and the two wells located on the lease – the 1-12 Cobble Cuesta and the 2-12 Paradise. The 1-12 Cobble Cuesta was drilled in the fall of 2006 and the 2-12 Paradise was drilled during the fall of 2010, both by Empire Petroleum (OTC:BB EMPR).

Live oil was indicated at several zones from mud logs in the 2-12 Paradise well and a drill stem test recovered oil and confirmed pressures and permeability. Based on these tests, the BLM determined the well is capable of commercial production and the lease has been extended to allow for further completion efforts. Independence, the designated operator, acquired all necessary permits and commenced a completion program on the 2-12 well on Aug 1, 2011. A fluid level test of the well indicates 3100’ of oil and water in the well bore above the perforation zone of 3700’-3782’. A completion rig was brought to the site and swabbing produced a total of 97 bbls of fluid consisting of a paraffinic 19.5 API gravity oil and water. Based on this inflow data, ALP determined that the well can commercially produce oil and that completion and pumping operations be undertaken.

A pumping unit and all ancillary production equipment was installed at the site during August 2011. Issues with the pump and paraffin delayed operations until early October. When operations resumed in October 2011, a solvent (xylene) wash designed to clean the well and perforations from paraffin buildup was performed on the well. The down hole pump failed and operations were suspended until the pump was replaced. In early November 2011, further mechanical problems delayed operations until early December. In early December 2011, the well produced approximately 200 bbls of fluid, but by the end of December no more oil was obtained, apparently because of gelling of the oil due to low temperatures.

A sample of the fluid obtained from the well was sent to the Foreland Eagle Springs refinery for analysis. The Company is currently awaiting the test results which will be used for evaluating the next step of the completion process and to determine the most effect means of maximizing production levels.

Kibby Flat Project

Esmeralda County, Nevada

The Operator is continuing to evaluate the area for oil and gas potential. It is expected that the Operator and its consultants will finish its exploration and evaluation report during the first quarter of calendar year 2012. The report will cover the Kibby Flat and Gabbs areas, since they are believed to be connected. The report will include a set of maps for the Miocene strata, which identifies the regional paleogeography, fetch area for oil and gas capture, potential reservoir rocks, source rocks and trap configurations.

To date, the Operator has spent approximately $690,031on the exploration and production of the Paradise Unit 2-12 well, as well as exploration in the Original Leases. The source of the funds to date is the Escrow Funds. Therefore, approximately $159,969 remains of the Escrow Funds.

Bonding and Liability Information

On May 17, 2011 a statewide lease bond (Bond Number NVB001353) in the amount of $25,000 was submitted to and accepted by the BLM by our joint venture partner Desert Discoveries. The statewide bond covers all reclamation liabilities for operations performed on behalf of ALP on all oil and gas leases held in Nevada. The cost of the bond has been capitalized, and accordingly, management has determined that no additional asset retirement liability accrual is necessary.

Independent Contractor Agreement; Establishment of Advisory Board

Effective as of April 12, 2011, the Company entered into an agreement with Vincent Ramirez, pursuant to which Mr. Ramirez will provide services to the Company similar to those provided by a Vice President of Operations (the “Independent Contractor Agreement”). Mr. Ramirez will perform the services as an independent contractor, and not as an employee, of the Company. Instead of receiving cash compensation, Mr. Ramirez was entitled to receive 100,000 shares of Common Stock when the Independent Contractor Agreement was signed, and will receive an additional 100,000 on each 6-month anniversary date. The Independent Contractor Agreement expires at the end of the initial 180-day period, but automatically renews for an additional 180-day period unless terminated in accordance with the Agreement. The Company issued 100,000 shares of Common Stock to Mr. Ramirez pursuant to this Independent Contractor Agreement.  See Note 4 to the Financial Statements.

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

In consideration for their respective services, Mr. Melland and Mr. Pekarek will each receive 25,000 shares of Common Stock on each June 30 and December 31 of each calendar year of service. The Company has issued 25,000 shares of Common Stock to each of Mr. Melland and Dr. Pekarek.

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

Governmental Regulation, Approval and Compliance

The Leases, and the exploration and development of the Leases, will be subject to various types of regulation at the federal, state and local levels. Such regulations includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production.  The operations of any oil and gas wells will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or pro-ration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas these wells may be able to produce and to limit the number of wells or the locations on which wells may be drilled. Even though the Company will not be actively operating the Leases, its financial performance and results of operations will be affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry.

Environmental Regulation

The Leases, and the exploration and development of the Leases, will be subject to stringent federal, state and local laws and regulations governing environmental quality, including those relating to oil spills and pollution control, that are constantly changing.  Should the Company and its operating partners fail to comply with existing federal, state and local laws, rules and regulations governing the release of materials into the environment or otherwise relating to the protection of the environment, such failure may have a material adverse effect upon its business operations and operating results.

Employees

The Company does not have any active employees, nor does it anticipate having any in the near future.  The Company may obtain business consulting services from time to time from its President, Mr. Vollmers. The Company has an Independent Contractor Agreement with Vincent Ramirez, as described above.

ITEM 1A. RISK FACTORS.

If we do not obtain additional financing, our business will fail.

Our operating funds are not sufficient to meet the anticipated costs of completing our exploration program on the Leases. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of October 31, 2011, we had cash on hand in the amount of $37,259. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our oil and natural gas leases.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our oil and natural gas exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us, in which case our business will fail.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US $)
General & Administrative	$400,000
Geological & Geophysical	$360,000
TOTAL	$760,000

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

We have accrued net losses of $812,734 for the period from our inception on October 16, 2008 to October 31, 2011, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of oil and natural gas leases, including the Leases. These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in the Company is suitable.

Because of the unique difficulties and uncertainties inherent in oil and natural gas exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new oil and natural gas exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the oil and natural gas properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Leases do not contain known oil and natural gas deposits and, therefore, any program conducted on the Leases would be an exploratory search for oil and natural gas. There is no certainty that any expenditures made in the exploration of the Leases will result in discoveries of commercial quantities of oil and natural gas. Most exploration projects do not result in the discovery of commercially producible oil and natural gas deposits. Problems such as unusual or unexpected geological conditions or operational difficulties are common to oil and natural gas exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial oil and natural gas deposits, we may decide to abandon the Leases and acquire new leases for new exploration. Our ability to acquire additional leases will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

Geological conditions are variable and unpredictable and heighten exploration risk.

Oil and gas exploration and development involves a higher degree of risk and few properties that are explored are ultimately developed into producing properties. Even if production is commenced from a well, the production will inevitably decline and may be affected or terminated by changes in geological conditions that cannot be foreseen or remedied. A change in geological conditions may render a discovery uneconomic.

The market price for oil and natural gas is volatile and determined by factors beyond our control. Failure to accurately forecast prices may result in financial losses.

Market prices for oil and natural gas may fluctuate widely from time to time depending on international demand, production and other factors that cannot be foreseen. A decline in price may render a discovery uneconomic resulting in unforeseen losses. If a discovery becomes uneconomic due to declining prices, funds spent to develop the discovery might not be recoverable, leading to financial losses.

We have no known oil and natural gas reserves and if we cannot find any, we may have to cease operations.

We have no oil and natural gas reserves. If we do not find any commercially exploitable oil and natural gas reserves or if we cannot complete the exploration of any oil and natural gas reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and our investors may lose their investments. Oil and natural gas exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find oil and natural gas reserves on the Leases, our production capability will be subject to further risks including:

•	the costs of bringing the property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

•	the availability and costs of financing;

•	the ongoing costs of production; and

•	environmental compliance regulations and restraints.

The marketability of any oil and natural gas acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of adequate facilities and processing equipment near the Leases, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of oil and natural gas, and environmental protection.

Given the above-noted risks, the chances of our finding and commercially exploiting reserves on our oil and natural gas leases are remote and funds expended on exploration are subject to the risk of being lost.

Because of the inherent dangers involved in oil and natural gas exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable oil and natural gas deposits involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, hydrocarbon spills and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our oil and natural gas leases, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict oil and natural gas exploration. We will be subject to state and federal laws of the State of Nevada and the United States of America as we carry out our exploration program on the Leases. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the development and production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the development and production program if the project continues to that stage.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.            PROPERTIES.

The Company does not own any physical property or own any real property.  The Company leases a virtual office at 4900 California Ave., Tower B-210, Bakersfield, CA, at a cost of approximately $200 per month.  Additionally, the Company rents a virtual office at 3102 Maple Avenue, Ste. 400, Dallas, Texas, pursuant to a month to month Services Agreement at a cost of approximately $200 per month.

ITEM 3.            LEGAL PROCEEDINGS.

None.

ITEM 4.            RESERVED.

None.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information.

Shares of the Company’s common stock are currently listed on the Over-The-Counter Bulletin Board under the symbol “OREO.”  The following table sets forth the range of high and low bid prices for the last fiscal years.

Year 2011	High	Low
Quarter ended October 31, 2011	$1.25	$1.25
Quarter ended July 31, 2011	$1.25	$0.05
Quarter ended April 30, 201	$0.05	$0.05
Quarter ended January 31, 2011	$0.05	$0.05

The transfer agent and registrar for the Company’s common stock is Signature Stock Transfer, Inc., PMB 317, 2632 Coach Light Ct, Plano, Texas 75093.

Holders of Common Stock

As of January 31, 2012, there are 104,954,167 shares of common stock issued and outstanding.  These shares of common stock are held of record by 34 registered shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities Not Previously Reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K

In October 2011, the Company agreed to issue 160,000 Units to New World Petroleum Investments (“New World”). Each Unit consisted of one share of the Company’s Common Stock, and one Warrant to purchase a share of Common Stock at a price of $0.65 at any time until October 3, 2014. The gross proceeds were $80,000.

In February 2012, the Company agreed to issue 300,000 Units to New World. Each Unit consisted of one share of the Company’s Common Stock, and one Warrant to purchase a share of Common Stock at a price of $0.65 per share at any time for three years after the sale of the Units. The gross proceeds were $150,000. The Units will be issued in a transaction exempt from registration  pursuant to Regulation S promulgated under the Securities Act. The proceeds will be used by the Company for general and administrative expenses.

Purchase of Equity Securities by Issuer in Fourth Quarter

None.

ITEM 6.            SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the Company’s consolidated financial statements with a narrative from the perspective of the Company’s management on its financial condition, results of operations, liquidity and certain other factors that may affect the Company’s future results.  This section should be read in conjunction with the Company’s audited financial statements and the related notes thereto included in this Annual Report.

Executive Overview

The Company is an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities, but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

The Company acquired the Leases on June 27, 2011. From May 11, 2010 to June 27, 2011, the Company paid option fees to Desert Discoveries totaling $1,150,000 in order to acquire the option to purchase the Leases. Of the $1,150,000, $850,000 was placed into escrow to pay for expenses associated with exploring and developing the Leases. To date, the operator has spent $690,031 on the exploration and production of the Paradise Unit 2-12 well, and exploration on the original Leases. Accordingly, approximately $159,969 remains of the Escrow Funds.

The Company is currently an exploration stage company and has no products or services, customers or ongoing sources of revenue. The Company currently has no employees, other than its President.   Its only material assets currently are the Leases.

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

Results of Operations – Year Ended October 31, 2011 versus Year Ended October 31, 2010

Summary of Year End Results
	Year Ended October 31, 2011	Year ended October 31, 2010	Percentage Increase/Decrease
Revenue	$-	$-	-
Expenses
Consulting services	146,727	77,100	90%
General & administrative	65,269	39,921	64%
Rent	7,397	3,707	100%
Legal and accounting	183,386	214,058	(14)%
Bank fees	2,985	29,015	(90)%
Total Operating Expenses	405,764	363,801	12%
Loss from Operations	405,764	363,801	12%
Other expense
Interest expense, net	9,285	-	n/a

Net Loss	$(415,049)	$(363,801)	14%

Revenue

The Company has not earned any revenues to date.

Expenses

The Company’s operating expenses for the fiscal years ended October 31, 2011 and 2010 are outlined in the table below:

	Year Ended October 31, 2011	Year ended October 31, 2010	Percentage Increase/Decrease
Consulting services	$146,727	$77,100	90%
General & administrative	65,269	39,921	64%
Rent	7,397	3,707	100%
Legal and accounting	183,386	214,058	(14)%
Bank fees	2,985	29,015	(90)%
Total Operating Expenses	$405,764	$363,801	12%

Consulting services increased $69,627 from $77,100 in FY2010 to $146,727 in FY 2011 due to the following: payment of a full year of director’s fees of $8,500 per month in FY 2011 compared to nine payments in FY 2010, representing an increase of $25,500; $93,200 in common stock issued as compensation costs incurred in FY 2011 and a decrease of $600 resulting from the payment of a one-time $600 consulting fee in FY2010. General and administrative increased $25,348 from $39,921 in FY 2010 to $65,269 in FY 2011 due to the following changes: increase in travel of $11,067 related to operations in Nevada; investor relations of $9,075; SEC filing EDGAR preparation costs of $6,124; a decrease in web design costs of $11,981; an increase in office supplies of $2,777; and an increase of $461 in other miscellaneous costs. Rent increased by $3,690 due to the payment of twelve months of rent in FY 2011 from the payment of nine months of rent in FY 2010. Legal and accounting decreased by $30,672 due to lower legal fees incurred in FY 2011. Bank fees decreased by $26,030 due to a one time escrow fee of $25,000 paid in FY 2010 for the establishment of the escrow account with Desert Discoveries and a reduction in monthly bank charges of $1,030 during FY 2011.

Going Concern

The report of the Company’s independent registered public accounting firm on the financial statements for the years ended October 31, 2011 and 2010 includes a paragraph relating to substantial doubt or uncertainty in the Company’s ability to continue as a going concern, which means that there is substantial doubt that the Company can continue on an on-going business for the next twelve months unless it obtains additional capital to pay the cost and expense of running its business.  The independent registered public accounting firm is raising this concern in part because the Company has not generated any revenues to date, it has generated a cumulative net loss of $812,734 since inception and no revenues are anticipated until the Company begins its operations.   For fiscal year 2012, the Company will need to raise additional capital in order to continue to pursue investment opportunities. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to finance its planned operations and there are no assurances that it will be able to obtain the necessary financing in the foreseeable future.

Liquidity and Capital Resources

Working Capital

	At October 31, 2011	At October 31, 2010	Percentage Increase/Decrease
Current Assets	$419,381	$142,516	194%
Current Liabilities	$31,383	$22,072	42%
Working Capital	$387,998	$120,444	222%

Working capital is the amount by which current assets exceed current liabilities, and the Company’s working capital has improved from $120,444 as of October 31, 2010 to $387,998 as of October 31, 2011.  This improvement is attributable to an increase in current prepaid expenses, primarily an increase in current prepaid escrow funds. Prepaid escrow funds are considered current assets because they are expected to be used in the short-term in connection with development activities under the Option Agreement and Joint Operation Agreement.

Cash Flow – Year Ended October 31, 2011 versus Year Ended October 31, 2010

	Year Ended October 31, 2011	Year ended October 31, 2010
Net Cash Flows used in Operating Activities	$(551,319)	$(457,809)
Net Cash Flows used in Investing Activities	$(604,740)	$(213,873)
Net Cash Flows from Financing Activities	$1,165,000	$700,000
Net Increase in Cash During Period	$8,941	$28,318

Net cash flow used in operating activities in 2011 was $551,319 which was primarily attributable to a net loss of $415,049 for the fiscal year ended October 31, 2011 and the increase of $108,951 in prepaid escrow funds.

Net cash flow used in investing activities was $604,740, which was primarily attributable to cash payments as well as expenses for the development of the leases under the Option Agreement.

Net cash flow from financing activities increased by $465,000 primarily as the result of private placements of debt and equity securities the Company conducted throughout the fiscal year ended October 31, 2011. The debt issuances of $585,000 to related parties and related accrued interest, were converted during the year into 10,500,000 shares of common stock of the Company. Proceeds from financing activities were used to make payments under the Option Agreement and for general operating expenses.

Financing Requirements

From December 2010 to March 2011, the Company borrowed $585,000 from Keyser Resources, Inc., a Nevada corporation (“Keyser”) pursuant to four separate promissory notes. Each of the promissory notes executed by the Company in connection with the Keyser loans contained the following payment terms: (a) the unpaid principal amount accrued interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest was due (after extensions) on April 30, 2011, and (c) the unpaid principal and accrued but unpaid interest thereon could be prepaid without penalty at the option of the Company. The notes were not secured by any assets of the Company. Alvaro Vollmers, the sole director and officer of the Company, was, at the time of the loans, also the sole officer and director of Keyser. The proceeds of the notes were used to make payments pursuant to the Option Agreement and for general operating purposes. See Note 3 to the Financial Statements.

Keyser subsequently transferred the promissory notes to New World. On April 13, 2011, New World contributed the Notes to the Company in exchange for 10,500,000 shares of common stock and a Warrant to purchase an additional 10,500,000 shares of common stock. The Company canceled the promissory notes upon receipt. The Company currently has no outstanding debt.

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

From inception on October 16, 2008 to October 31, 2011, the Company has used a combination of debt and equity to raise money for its corporate expenses.  Since its inception, the Company has incurred cumulative losses of $812,734 and is dependent upon obtaining financing to pursue any activities.  The Company expects to continue to incur substantial losses until it completes the development of its business.  The Company anticipates continuing to rely on private equity and debt transactions in order to continue to fund its business operations.  Issuances of additional shares will be dilutive to the Company’s existing shareholders.   There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing for to fund its planned activities.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“ U.S. GAAP ”).  The preparation of the Company’s consolidated financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  The Company regularly reviews the accounting policies, assumptions, estimates and judgment to assure that its financial statements are presented fairly and in accordance with U.S. GAAP.  However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material.

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

Not Applicable.

ITEM 7A          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements together with the report thereon of LBB & Associates Ltd., LLP for the years ended October 31, 2011 and 2010, and the period from inception (October 16, 2008) through October 31, 2011, is set forth as follows:

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

American Liberty Petroleum Corp.

(An Exploration Stage Company)

Bakersfield, California

We have audited the accompanying consolidated balance sheets of American Liberty Petroleum Corp.  (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from October 16, 2008 (Inception) to October 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Liberty Petroleum Corp. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and the period from October 16, 2008 (Inception) to October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

February 8, 2012

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	October 31, 2011	October 31, 2010
ASSETS
Current
Cash	$37,259	$28,318
Prepaid assets	362,865	114,198
Note receivable and interest	19,257	-
Total current assets	419,381	142,516

Oil and gas properties (full cost method)	1,101,425	515,942
Total assets	$1,520,806	$658,458

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$31,383	$22,072
Total current liabilities	31,383	22,072
Total liabilities	31,383	22,072

Commitments

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
450,000,000 common voting stock, $0.00001 par value Issued and outstanding: 104,954,167 and 93,637,500 common shares at October 31, 2011 and 2010, respectively	1,050	936
Additional paid-in-capital	2,301,107	1,033,135
Deficit accumulated during the exploration stage	(812,734)	(397,685)

Total stockholders' equity	1,489,423	636,386

Total liabilities and stockholders' equity	$1,520,806	$658,458

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended October 31, 2011	Year ended October 31, 2010	October 16, 2008 (Inception) to October 31, 2011
Expenses
General and administrative	$405,764	$363,801	$803,449
Loss from operations	(405,764)	(363,801)	(803,449)
Other Expense
Interest (expense), net	(9,285)	-	(9,285)
Net loss	$(415,049)	$(363,801)	$(812,734)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	99,710,971	147,051,199

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31, 2011	Year ended October 31, 2010	October 16, 2008 (Inception) to October 31, 2011
Cash flows from operating activities:
Net loss	$(415,049)	$(363,801)	$(812,734)
Adjustments to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	-	-	6,500
Imputed interest on shareholder advance	-	-	2
Changes in operating assets and liabilities
Prepaid assets	(155,467)	(114,198)	(269,665)
Accounts payable	19,197	20,190	41,269

Cash used in operating activities	(551,319)	(457,809)	(1,034,628)

Investing Activities
Purchase of oil and gas properties	(585,483)	(213,873)	(799,356)
Note receivable	(19,257)	-	(19,257)

Cash used in investing activities	(604,740)	(213,873)	(818,613)

Financing Activities
Proceeds from notes payable - related parties	585,000	-	585,000
Proceeds from the sale of common stock	580,000	700,000	1,305,500

Cash provided by financing activities	1,165,000	700,000	1,890,500

Net change in cash	8,941	28,318	37,259

Cash, beginning of the period	28,318	-	-

Cash, end of the period	$37,259	$28,318	$37,259

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock issued as prepaid assets	$93,200	$-	$93,200
Common stock and warrants issued to convert notes payable and accrued interest	$594,886	$-	$594,886
Common stock and warrants issued for oil and gas leases	$-	$302,069	$302,069

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period October 16, 2008 (Date of Inception) to October 31, 2011

	Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated during exploration stage	Total

Capital stock issued to founders:	140,000,000	$1,400	$(1,400)	$-	$-
Contributed rent and consulting services	-	-	500	-	500
Imputed interest	-	-	2	-	2
Net loss	-	-	-	(1,121)	(1,121)
Balance, as at October 31, 2008	140,000,000	1,400	(898)	(1,121)	(619)
Capital stock issued for cash:	35,700,000	357	25,143	-	25,500
Contributed rent and consulting services	-	-	6,000	-	6,000
Net loss	-	-	-	(32,763)	(32,763)
Balance, as at October 31, 2009	175,700,000	1,757	30,245	(33,884)	(1,882)
Capital stock issued for cash:	12,250,000	122	699,878	-	700,000
Capital Stock issued for oil and gas interest	3,687,500	37	210,677	-	210,714
Warrants issued for oil and gas interest	-	-	91,355	-	91,355
Treasury stock - Cancelled	(98,000,000)	(980)	980	-	-
Net loss	-	-	-	(363,801)	(363,801)
Balance, as at October 31, 2010	93,637,500	936	1,033,135	(397,685)	636,386
Conversion of debt	10,500,000	105	594,781	-	594,886
Capital stock issued for cash	666,667	7	579,993	-	580,000
Capital stock issued for consulting services	150,000	2	43,198	-	43,200
Capital stock to be issued for consulting services	-	-	50,000	-	50,000
Net loss	-	-	-	(415,049)	(415,049)
Balance, as at October 31, 2011	104,954,167	$1,050	$2,301,107	$(812,734)	$1,489,423

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

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

BASIS OF PRESENTATION

The accompanying financial statements of American Liberty Petroleum Corp (“ALP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the periods presented have been reflected herein.

As used in this Annual Report, the terms “we,” “us,” “our,” “ALP” and “the Company” mean American Liberty Petroleum Corp. unless otherwise indicated. Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 financial presentation.

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

PRINCIPLES OF CONSOLIDATION

On October 15, 2010, the Company organized a wholly owned subsidiary, True American Energy Corporation, a Nevada corporation, which holds substantially all of the Company’s assets. The consolidation financial statements include the accounts of the Company and its wholly owned subsidiary, True American Energy Corporation.  All inter-company transactions and accounts have been eliminated.

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

CASH AND CASH EQUIVALENTS

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances.  For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents.  At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. The Company has not experienced any losses related to these deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, notes receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates. No adjustments have been made in the current period.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net loss. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.

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

ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with ASC 410-20, Accounting for Asset Retirement Obligations . The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and re-mediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties.

The estimated liability of $25,000 was determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount.

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

Oil and gas properties as of October 31, 2011 and 2010 consist of the acquisition costs incurred by the Company and capitalization of development costs using the full cost method.

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

Note 2          Note Receivable

In June 2011, the Company purchased a truck on behalf of a vendor in exchange for a promissory note in the amount of $18,656, the purchase price of the vehicle. The promissory note bears interest at 8%, is due in June 2012 and is secured by the vehicle.

Note 3          Related Party Transactions

In February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Alvaro Vollmers’ services as director of the Company. During the twelve months ended October 31, 2011 and 2010 the Company paid a total of $102,000 and $76,500, respectively, for consulting services provided by Mr. Vollmers.

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

On April 13, 2011, the Promissory Notes and related accrued interest were canceled.  In exchange, the holder of the Notes, New World Petroleum Investments, received 10,500,000 shares of the Company’s Common Stock and a warrant to purchase an additional 10,500,000 shares of the Company’s Common Stock at $0.09 per share (the “New World Warrant”).  See Note 4 below. There was no gain or loss upon the cancellation of the notes.

Note 4          Common Stock

All issuances of Common Stock, and descriptions of the number of shares of Common Stock issuable upon the exercise of a warrant, have been retroactively adjusted, if necessary, to reflect the 70:1 forward stock split effective June 25, 2010, which is described in more detail below.

The Company issued 140,000,000 shares of common stock (founder’s shares) on October 16, 2008 to the then-current President and Director of the Company.

On January 2, 2009, the Company issued 35,700,000 common shares at approximately $0.0007 per share, for proceeds of $25,500.

ALP has completed several private placements of equity interest Units during the 2010 fiscal year. Each Unit has consisted of 1 share of Common Stock, and 1 warrant to buy a share of Common Stock at an exercise price of approximately $0.091 any time within 3 years after issuance. In each case, the Units were sold to a single purchaser at a price of approximately $0.057 per Unit. For each of the following issuances during the 2010 fiscal year, the relative fair market value of the warrants issued was approximately 49% of the proceeds.

On January 4, 2010, Dzvenyslava Protskiv, the former founder and CEO of the Company at its time of inception, transferred 108,500,000 shares of Common Stock to Alvaro Vollmers for cash consideration of $155, pursuant to a stock purchase agreement. Mr. Vollmers is President, Secretary, Treasurer, and the sole director of the Company. Mr. Vollmers used his personal funds for the purchase of those shares.

On January 4, 2010, Ms. Protskiv transferred 31,500,000 shares of Common Stock to John G. Rhoden for cash consideration of $45, pursuant to a stock purchase agreement. Mr. Rhoden used his personal funds for the purchase of those shares. As a consequence of the two sales on May 4, 2010, Ms. Protskiv transferred all shares that had been issued to her by the Company.

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

On May 25, 2010, the Company issued 2,187,500 shares of Common Stock to New World Petroleum Corp. at a price of approximately $0.057 per share, as repayment of an $125,000 installment paid on behalf of the Company under the Option Agreement.

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

On April 12, 2011, the Company entered into an agreement to issue 100,000 shares of Common Stock to Vincent Ramirez, pursuant to an Independent Contractor Agreement between the Company and Mr. Ramirez. The Company has authorized and issued 100,000 shares of Common Stock to Mr. Ramirez pursuant to this Independent Contractor Agreement.  The fair market value of the shares was $5,700 on the date of grant. The value of the shares was recorded as a prepaid asset for future services to be provided over a six month term.

On April 13, 2011, the Promissory Notes and related accrued interest were canceled.  In exchange, the holder of the Notes, New World Petroleum Investments, received 10,500,000 shares of the Company’s Common Stock (equivalent to a price of $0.057 per share) and the New World Warrant.  The New World Warrant expires in April 2014 and had a minimum fair market value on the date of issuance.  The fair value is determined using the Black-Scholes option pricing model and the following assumptions, expected volatility of 0.01%, risk-free interest rate of 1.9%, expected life of 3 years and no dividends.  There was no gain or loss upon the cancellation of the notes.

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

On June 11, 2011, the Company completed a private placement of 200,000 Units to New World Petroleum Investments. Each Unit consisted of one share of Common Stock, and a Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.95 per share at any time until June 11, 2014. The Company sold each Unit at a price of $0.75 per Unit, which represents total proceeds of $150,000. For each of the private placements to New World that took place on June 6 and June 11, 2011, the relative fair value of the Warrants issued was approximately 46% of the proceeds.

On June 30, 2011, the Company authorized and issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. The aggregate fair market value of the shares was $37,500 on the date of grant. The value of the shares was recorded as a prepaid asset for future services to be provided over a six month term.

On October 3, 2011, the Company completed a private placement of 160,000 Units to New World Petroleum Investments. Each Unit consisted of one share of Common Stock, and a Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.65 per share at any time until October 3, 2014. The Company sold each Unit at a price of $0.50 per Unit, which represents total proceeds of $80,000. The relative fair value of the Warrants issued was approximately 29% of the proceeds. These shares have not been issued as of the date of this filing.

In October 2011, the Company authorized the issuance of 100,000 shares of Common Stock to a consultant for services rendered to the Company with a fair market value of $50,000. These shares have not been issued as of the date of this filing.

None of the securities issued in transactions described in this Note 4 to the Financial Statements will be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and accordingly will be subject to all applicable restrictions on sale under such laws.

Note 5	Income Taxes

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was approximately $813,000 and $397,700 at October 31, 2011 and 2010, respectively. The change in the valuation allowance in each of the periods ending October 31, 2011 and 2010 were $141,100 and $123,700, respectively. The significant components of the deferred tax asset as of October 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carryforwards	$276,300	$135,200
Valuation allowance	(276,300)	(135,200)
Net deferred tax asset	$-	$-

Note 6	Going Concern

These financial statements have been prepared on a going concern basis, which implies American Liberty Petroleum Corp. will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should American Liberty Petroleum Corp. be unable to continue as a going concern. As of October 31, 2011 American Liberty Petroleum Corp has not generated revenues and has accumulated losses of $812,734 since inception. The continuation of American Liberty Petroleum Corp. as a going concern is dependent upon the continued financial support from its shareholders, the ability of American Liberty Petroleum Corp. to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

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

Note 7	Oil and Gas Properties and Commitments

Oil and Gas Leases

On May 11, 2010, ALP and Desert Discoveries, LLC, a Nevada limited liability company (“Desert Discoveries”), entered into an Option Agreement (as amended, the “Option Agreement”) under which Desert Discoveries granted ALP an option (the “Desert Discoveries Option”) to purchase Desert Discoveries’ interest in five oil and gas leases covering an aggregate of 9,877.28 acres of land in Nye, Esmeralda and Mineral Counties, Nevada (the “Original Leases”).  As partial consideration for the Desert Discoveries Option, ALP paid a signing fee and an initial option fee totaling $300,000, and placed another $600,000 in an escrow account, a portion of which Desert Discoveries used to develop the Original Leases prior to their acquisition by ALP.   On February 11, 2011, the Company and Desert Discoveries further amended the Option Agreement by entering into a Second Amendment to Option Agreement.  The Second Amendment added another 60% working interest in a new lease (the “Cortez Lease”), in the same formations as the Original Leases, as part of the interests to be purchased under the Option Agreement, and extended the end of the option exercise period from March 4, 2011 to June 11, 2011. The Company placed an additional $250,000 in the escrow account.  On June 9, 2011, the Company and Desert Discoveries executed a Third Amendment to Option Agreement, which extended the end of the option exercise period from June 11, 2011 to June 30, 2011.

Desert Discoveries agreed in principle to transfer a 1% working interest in the Original Lease and a 1% working interest in the Cortez Lease to Edward Traub (“Traub”) in settlement of obligations not related to the Company. If those working interests are transferred, Traub will take each of them subject to the terms of the applicable option Agreement.

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

The prepaid asset balance of $362,865 as of October 31, 2011 includes payments of $304,363 in the escrow account that have not yet been used for exploration costs.

Sale of Assets

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

Cortez Lease

The Company has entered into two separate joint operator agreements for the development of the Original Leases and the Cortez Lease: (i) that certain Operating Agreement dated August 2, 2011 by and among Independence Drilling, LLC, a Nevada limited liability company (“Operator”), Desert Discoveries, and the Company (the “Independence Operating Agreement”) for the development of the Original Leases and (ii) that certain Operating Agreement dated August 2, 2011 by and among Operator, Desert Discoveries, Cortez Exploration, LLC, a Nevada limited liability company (“Cortez”), Punto De Luz, LLC, a Nevada limited liability company, and the Company (the “Cortez Operating Agreement”) for the development of the Cortez Lease.

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

Investor Relations

The Company entered into a Letter of Agreement with Andrew J. Barwicki dated July 15, 2011 (the “Barwicki Agreement”). Under the Barwicki Agreement, Mr. Barwicki agreed to provide investor relations services to the Company in exchange for a monthly fee of $3,600 per month. The Company may, at its discretion, issue Mr. Barwicki 14,000 shares of the Common Stock of the Company, at which time the monthly fee will be reduced to $3,100 per month. Either party may terminate the Barwicki Agreement at any time.

Note 8	Subsequent Event

In February 2012, the Company issued 300,000 Units consisting of one share of the Company's Common Stock and a warrant to purchase one share of the Company's Common Stock at the price of $0.65 per share for a period of three years from the date of issuance of the Units. The gross proceeds from the sale of the Units was $150,000.

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

As of the end of its most recent fiscal year, the Company’s management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of October 31, 2011, such internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officer, director and his age and titles as of October 31, 2011, are as follows:

Name	Age	Position
Alvaro Vollmers	38	Sole Director, President, Secretary and Treasurer

Alvaro Vollmers is the sole director, President, Secretary and Treasurer.  Mr. Vollmers was appointed to the board of directors and was appointed President, Treasurer and Secretary of the Company on January 4, 2010. Since April 2009, Mr. Vollmers has served as President and CEO of Bald Eagle Energy, Inc., a Nevada corporation (“Bald Eagle”), which is traded in the pink sheets and has been engaged in the acquisition, exploration and development of oil and natural gas properties and prospects.  In addition, Mr. Vollmers has served as Bald Eagle’s CFO since March 2008 and has been a member of its board of directors since April 1, 2008.  Mr. Vollmers also served as the sole officer and director of Keyser Resources, Inc. from November 2010 to March 2011.  Since July 2007, Mr. Vollmers has acted as an independent consultant for various businesses.  From July 2006 to July 2007, Mr. Vollmers served as manager in charge of marine and aviation insurance at Pacifico Seguros, an insurance company based in Peru.   From August 2004 to July 2006, Mr. Vollmers worked as a project management consultant, project manager and project management supervisor at the Ministry of Economy and Finance for the Republic of Peru. His tasks included the supervision of two project managers who were in charge of the financial and operation management of various multi-sector technical assistance projects. These projects were partially financed by the World Bank, the Inter-American Development Bank and the Japan Social Development Fund. Mr. Vollmers holds a Master of Business Administration degree from the London Business School. The Company believes Mr. Vollmers’ qualifications to serve on its board of directors include his extensive business experience. Mr. Vollmers has not been involved in any legal proceeding, as that term is defined in Rule 401(f) of Regulation S-K.

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

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no filings were required, the Company believes that during the fiscal year ended October 31, 2011, all filings required under Section 16(a) have been timely filed, except that it appears from our review that New World and John Rhoden, each of whom beneficially own more than 10% of our common stock, have not filed a Form 3 reflecting such ownership position.

ITEM 11.	EXECUTIVE COMPENSATION.

 Summary Compensation Table

							Nonqualified
							Deferred	All Other
Name and Principal				Stock Awards	Stock Options	Nonequity	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	($)	($)	Incentive Plan ($)	Earnings ($)	($)	Total ($)
Dzvenyslava Protskiv- (1)
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole Director	2010	$0	$0	$0	$0	$0	$0	$0	$0

Alvaro Vollmers- (1)	2011	$0	$0	$0	$0	$0	$0	$102,000	$102,000
President, Treasurer, Secretary and sole Director	2010	$0	$0	$0	$0	$0	$0	$76,500	$76,500

(1)	Ms. Protskiv resigned from her positions as director and executive officer of the Company effective January 4, 2010. She was succeeded to these positions by Mr. Vollmers effective as of the same date.

(2)	Represents compensation paid for services provided to the Company, including the reimbursement of $719 in expenses related to the Company’s incorporation.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2011, the Company did not have any outstanding equity awards.

Director Compensation

Mr. Vollmer and Ms. Protskiv received no additional compensation for their services as directors of the Company during the fiscal years ended October 31, 2011 and 2010.  The Company has no standard arrangement in place or currently contemplated to compensate the Company’s director for his service as a director.

Employment Contracts

The Company has no written employment contracts, termination of employment or change-in-control arrangements with any of its executive officers or directors as of the fiscal year ended October 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of January 31, 2012 by: (i) each person (including any group) known to the Company to own more than five percent of any class of its voting securities; (ii) each of its directors; (iii) each of its named executive officers; and (iv) the executive officers and directors as a group.  Shares of common stock relating to options, warrants or convertible securities currently exercisable, or exercisable within 60 days of January 31, 2012 are deemed outstanding for computing the percentage of the person beneficially owning such securities but are not deemed outstanding for computing the percentage of any other person.  Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned, subject to applicable community property laws.

	Shares Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	Ownership
5% or more beneficial owners:
John Rhoden	31,500,000	30%
New World Petroleum Investments, Inc.	25,604,167	24%

Directors and Executive Officers
Alvaro Vollmers- President, Treasurer, Secretary and sole Director
4900 California Avenue, Tower B-210
Bakersfield, California 93309	10,500,000	10%

Executive Officers and Directors as a Group (1 person)	10,500,000	10%

Equity Compensation Plans

The Company has no equity compensation plans with its executive officer and director as of the fiscal year ended October 31, 2011.

Change of Control

The Company is not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a description of transactions since November 1, 2010 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 and in which any of the person who serves as our director and executive officer or with any beneficial owners of more than 5% of our common stock, or entities affiliated with them, had or will have a director or indirect material interest.

In December 2010 through March 2011, the Company borrowed a total of $585,000 from Keyser Resources, Inc.   The promissory notes executed by the Company in connection with the loan contained the following payment terms: (a) the unpaid principal amount accrued interest at the rate of six percent (6%) per annum, (b) the unpaid principal (after extension) and all accrued but unpaid interest thereon was due and payable on April 30, 2011, and (c) the unpaid principal and accrued but unpaid interest could be prepaid in whole or in part at the option of the Company, without penalty or premium. The notes were not secured by any assets of the Company.  In addition to serving as the Company’s sole director and executive officer, Mr. Vollmers was, at the time, also the sole director and officer of Keyser and owned approximately 10% of its outstanding common stock. Keyser transferred the notes to New World in April 2011. New World transferred the notes to the Company in April 2011 and, in exchange, received 10,500,000 shares of common stock and the New World Warrant. The notes have been cancelled by the Company. See Note 3 to the Financial Statements.

On January 24, 2011, the Board of Directors of the Company approved a series of transactions that would have resulted in the sale of substantially all of the assets of the Company to Keyser.  Mr. Rhoden and Mr. Vollmers, as stockholders holding more than 50% of the votes entitled to be cast with respect to the approval of the transactions, adopted resolutions authorizing the Company to complete the series of transactions.  Mr. Volmers, in addition to serving as the Company’s sole director and executive officer, was, at the time, also the sole director and officer of Keyser and owned approximately 10% of its outstanding common stock. Mr. Rhoden, in additional to beneficially owning more than 5% of the Company’s common stock, at the time, owned approximately 39% of the outstanding shares of Keyser’s common stock.  The Boards of both the Company and Keyser agreed to abandon the proposed transactions on April 14, 2011.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As a result, the Company does not have any independent directors.  During the fiscal year ended October 31, 2011, Mr. Vollmers acted as the Company’s director and principal executive officer.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended October 31, 2011 and 2010 for professional services rendered by the principal accountant for (1) the audit of its annual financial statements and review of financial statements included in Form 10-Q (“ Audit Fees ”), (2) assurance and related services provided that are reasonably related to the audit (“ Audit-Related Fees ”), (3) tax compliance, advice, and planning (“ Tax Fees ”), and (iv) other products or services provided (“ Other Fees ”)

	Year Ended	Year Ended
	October 31,	October 31,
	2011	2010
Audit Fees	$38,940	$22,000
Audit Related Fees	$0	$585
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$38,940	$22,585

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

1.	Financial Statements – The following consolidated financial statements of the Company are contained in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accountant

•	Consolidated Balance Sheets as of October 31, 2011 and 2010

•	Consolidated Statements of Operations – For the years ended October 31, 2011 and 2010 and from inception (October 16, 2008) through October 31, 2011

•	Consolidated Statements of Stockholders’ Equity (Deficit) - From inception (October 16, 2008) through October 31, 2011

•	Consolidated Statements of Cash Flows – For the years ended October 31, 2011 and 2010 and from inception (October 16, 2008) through October 31, 2011

•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Current Report on Form 8-K filed on May 24, 2010)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on February 16, 2010)

10.1	Option Agreement dated May 11, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on May 17, 2010)

10.2	First Amendment to Option Agreement dated October 23, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on October 26, 2010)

10.3	Second Amendment to Option Agreement dated February 11, 2011 by and between the Company and Desert Discoveries, LLC

10.4	Promissory Note executed on December 6, 2010 by the Company, as maker, for the benefit of Keyser Resources, Inc., as payee

10.5	Promissory Note executed on December 9, 2010 by the Company, as maker, for the benefit of Keyser Resources, Inc., as payee

10.6	Third Amendment to Option Agreement dated June 9, 2011 by and between the Company and Desert Discoveries, LLC (Incorporated by reference to the Company’s Quarterly Report on Form 10Q filed on June 20, 2011).

10.7	Operating Agreement dated August 2, 2011 by and among the Company, Independence Drilling, LLC, Desert Discoveries, LLC, and Edward Traub (Incorporated by reference to the Company’s Quarterly Report on Form 10Q filed on September 19, 2011).

10.8	Operating Agreement dated August 2, 2011 by and among the Company, Independence Drilling, LLC, Desert Discoveries, LLC, Cortez Exploration, LLC, Punto De Luz, LLC and Edward Traub (Incorporated by reference to the Company’s Quarterly Report on Form 10Q filed on September 19, 2011).

21.1	List of Subsidiaries of the Company

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

Date: February 13, 2012	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN LIBERTY PETROLEUM CORP.

Date: February 13, 2012	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Treasurer and Secretary and Sole Director

