Form 10-Q
period 2012-01-31
American Liberty Petroleum Corp.
filed 2012-03-16
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Yes  ☐  No  ☒

As of March 13, 2012, there were 105,404,167 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets – January 31, 2012 (Unaudited) and October 31, 2011	3

Consolidated Statements of Operations (Unaudited) – the three months ended January 31, 2012 and 2011, and for the period from October 16, 2008 (Inception) to January 31, 2012	4

Consolidated Statements of Cash Flows (Unaudited) – the three-month periods ended January 31, 2012 and 2011, and for the period from October 16, 2008 (Inception) to January 31, 2012	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	18

EX-31.1
EX-31.2
EX-32.1

Signatures	19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets

Cash	$-	$37,259
Prepaid assets	183,560	362,865
Note receivable and interest	19,633	19,257

Total current assets	203,193	419,381

Oil and gas properties (full cost method)	1,284,724	1,101,425

Total assets	$1,487,917	$1,520,806

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$72,823	$31,383

Total liabilities	72,823	31,383

Commitments

SHAREHOLDERS' EQUITY

Common Stock, $0.00001 par value, 450,000,000 authorized 104,954,167 issued and outstanding at January 31, 2012 and October 31, 2011, respectively	1,050	1,050
Additional paid in capital	2,351,107	2,301,107
Deficit accumulated during the exploration stage	(937,063)	(812,734)

Total shareholders' equity	1,415,094	1,489,423

Total liabilities and shareholders' equity	$1,487,917	$1,520,806

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2012 AND 2011 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JANUARY 31, 2012

(Unaudited)

	Three Months Ended		Inception Through
	January 31,		January 31,
	2012	2011	2012

Operating expenses
General and administrative	$124,705	$131,114	$928,154

Loss from Operations	(124,705)	(131,114)	(928,154)

Interest (expense) income, net	376	(3,459)	(8,909)

Net loss	$(124,329)	$(134,573)	$(937,063)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	104,954,167	93,637,500

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2012 AND 2011 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JANUARY 31, 2012

(Unaudited)

			Inception
	Three Months Ended		Through
	January 31,		January 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(124,329)	$(134,573)	$(937,063)
Adjustment to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	-	-	6,500
Imputed interest on related party advance	-	-	2

Changes in:
Prepaid assets	229,305	(347,683)	(40,360)
Accounts payable and accrued liabilities	41,440	70,837	82,709
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	146,416	(411,419)	(888,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(376)	-	(19,633)
Purchase of oil and gas properties	(183,299)	(103,344)	(982,655)
NET CASH USED IN INVESTING ACTIVITIES	(183,675)	(103,344)	(1,002,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	1,305,500
Proceeds from notes payable - related party	-	490,000	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	490,000	1,890,500

NET CHANGE IN CASH	(37,259)	(24,763)	-
Cash, beginning of period	37,259	28,318	-
Cash, end of period	$-	$3,555	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock issued as prepaid asset	$50,000	$-	$143,200
Common stock and warrants issued to convert notes payable and accrued interest	$-	$-	$594,886
Common stock and warrants issued for oil and gas leases	$-	$-	$302,069

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp., a Nevada corporation (“ALP” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of January 31, 2012 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three months ended January 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “ALP” and “the Company” shall mean American Liberty Petroleum Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. Dollars unless otherwise stated.

Note 2 – Oil and Gas Properties

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

Oil and gas properties at January 31, 2012 consist of the acquisition and geologic costs incurred by the Company. All current properties are unproved.

Note 3 – Related Party Transactions

Beginning in February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Vollmers’ services as director of the Company. Included in accounts payable at January 31, 2012 is $8,536 due to Diamante Services Ltd.

During the quarter ended January 31, 2012, Mr. Vollmers paid certain Company expenses in the amount of $7,559, which were reimbursed by the Company.

 Note 4 – Common Stock

On December 31, 2011, the Company authorized the issuance of 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. The aggregate fair market value of those shares was $50,000 on the date of grant. The value of the shares was recorded as a prepaid asset for future services to be provided over a six-month term.

None of the securities issued in transactions described in this Note 4 to the Financial Statements will be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and, accordingly, will be subject to all applicable restrictions on sale under such laws.

Note 5 – Commitments

The prepaid asset balance of $183,560 as of January 31, 2012 includes payments of $118,890 in the escrow account that have not yet been used for exploration costs. These funds will be used to pay for expenses associated with exploring and developing the Cortez Lease and other leases pursuant to the Option Agreement with Desert Discoveries.

Note 6 – Going Concern

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through private placements, public offerings and/or bank financings necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financings are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from alternative financing sources. No assurance can be given that alternative financing will be available, or if available, will be available on terms acceptable to the Company. If adequate working capital is not available, then the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 7 – Subsequent Events

On February 2, 2012, the Company completed a private placement of 300,000 Units to New World Petroleum Investments (“New World”) consisting of one share of the Company's Common Stock and a warrant to purchase one share of the Company's Common Stock at the price of $0.65 per share for a period of three years from the date of issuance of the Units. The gross proceeds from the issuance of the Units were $150,000.

In October 2011, the Company authorized the issuance of 100,000 shares of Common Stock to a consultant for services rendered to the Company with a fair market value of $50,000. These shares were issued in February 2012.

In December 2011, the Company authorized the issuance of a total of 50,000 shares to two consultants for services rendered to the Company with a fair market value of $50,000. These shares were issued in February 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These forward-looking statements, which may be identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. The Company’s forward-looking statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company cautions readers not to place undue reliance upon any forward-looking statement contained in this Quarterly Report.  Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

OVERVIEW

The Company was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation”. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.  The Company underwent a change in management in January 2010. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this new business focus by pursuing interests in oil and natural gas properties by acquiring leases, such as the Original Leases and the Cortez Lease described below. The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

Option Agreement

On May 11, 2010, the Company and Desert Discoveries entered into an Option Agreement, under which Desert Discoveries granted the Company an option to purchase Desert Discoveries’ interest in five oil and gas leases covering an aggregate of 9,877.28 acres of land located in Nye, Esmeralda and Mineral Counties, Nevada (the “Original Leases”), subject to the Company’s performance of its obligations under the Option Agreement.  On February 11, 2011, the Company and Desert Discoveries amended the Option Agreement to add a 60% working interest in a new lease in the same formations as the Original Leases (the “Cortez Lease”), as part of the interests to be purchased under the Option Agreement.

During the period beginning on May 11, 2010 and ending June 27, 2011, the Company paid Desert Discoveries option fees totaling $1,150,000 in order to acquire the option to purchase the Original Leases and the Cortez Lease. Of the $1,150,000, $850,000 was placed into escrow to pay for expenses associated in exploring and developing the Original Leases and the Cortez Lease (the “Escrow Funds”).

On June 27, 2011 (the “Closing Date”), the Company exercised the Desert Discoveries Option by paying the $100,000 purchase price to Desert Discoveries. On the Closing Date, Desert Discoveries assigned all of its right, title and interest in and to the Original Leases, and a 60% interest in the Cortez Lease, to the Company by filing lease assignments with the U.S. Office of the Interior, Bureau of Land Management (“BLM”).

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

To date, the Operator has spent approximately $731,110 on the exploration and production of the Paradise Unit 2-12 well located on the Cortez Lease, as well as exploration in the Original Leases. The source of funds to date is the Escrow Funds. Therefore, approximately $118,890 remains of the Escrow Funds. After the Escrow Funds have been spent, the Company will bear 60% of the costs and expenses pursuant to the Cortez Operating Agreement. After the Escrow Funds and the $100,000 purchase price have been spent, the Company will bear 75% of the costs and expenses pursuant to the Independence Operating Agreement.

PLAN OF OPERATION

Limited Operating History; Need for Additional Capital

There is no meaningful historical financial information about us upon which to base an evaluation of our performance. We are in exploration stage operations and have not yet generated any revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

We are seeking additional equity financing in order to obtain the capital required to continue operating our business. In February 2012, the Company issued 300,000 Units in a private placement, for total proceeds of $150,000.  See Note 7 to the Financial Statements. The proceeds will be used for general operating expenses of the Company.

 We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
General & Administrative	$200,000
Exploration payments	$300,000
TOTAL	$500,000

As of January 31, 2012, we had negative cash on hand of $1,072, which is included in accounts payable. Under the Operating Agreements, the Company is not obligated to fund any expenses for exploration and production under the Original Leases until the full amount of the Escrow Funds and the purchase price have been spent. The Company is not obligated to fund any expenses for exploration and production under the Cortez Lease until the full amount of the Escrow Funds has been spent. To date, approximately $118,890 remains of the Escrow Funds.

After the Escrow Funds have been spent, the Company will bear 60% of the costs and expenses pursuant to the Cortez Operating Agreement. After the Escrow Funds and the $100,000 purchase price have been spent, the Company will bear 75% of the costs and expenses pursuant to the Independence Operating Agreement. Because the Company has no revenues, the Company must rely on sources of additional financing to fund these obligations.

We will require additional financing to sustain our business operations. We currently do not have any binding arrangements for any third party to provide us additional financing, and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors that we do not control. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we do not obtain additional financing, we will be unable to meet our obligations under the Cortez Operating Agreement or the Independence Operating Agreement, and our business will fail.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended January 31,
	2012	2011
Revenue	$-	$-

Expenses	(124,705)	(131,114)

Net Loss	$(124,329)	$(134,573)

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues from our activities in the foreseeable future.

Operating Expenses

Our operating expenses for the three months ended January 31, 2012 and 2011 consisted of the following:

	Three Months Ended January 31,
	2012	2011
General and Administrative Expenses	$124,705	$131,114
Total General and Administrative Expenses	$124,705	$131,114

General and administrative expenses during the three months ended January 31, 2012 consisted of accounting expenses of $15,353, director fees of $25,500, SEC filing costs of $11,417, rent of $1,979, legal fees of $8,024, share based compensation expenses of $37,641 and investor relations expenses of $15,125.  General and administrative expenses decreased in 2012 by $6,409 compared to the first quarter in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At January 31, 2012	At October 31, 2011
Current Assets	$203,193	$419,381
Current Liabilities	(72,823)	(31,383)
Working Capital	$130,370	$387,998

Cash Flows
	Three Months Ended January 31,
	2012	2011
Cash Flows Provided By (Used In) Operating Activities	$146,416	$(411,419)
Cash Flows Used In Investing Activities	(183,675)	(103,344)
Cash Flows Provided by Financing Activities	-	490,000
Net Change In Cash During Period	$(37,259)	$(24,763)

Working capital decreased by $257,628, primarily as the result of the use of prepaid escrow funds to fund oil and gas exploration costs. Our cash balances decreased during the period ended January 31, 2012, primarily as a result of payments to vendors.

Future Financings

In February 2012 the Company completed a private placement of equities to New World that resulted in gross proceeds of $150,000. As a result, as of the date of this Quarterly Report, we will have sufficient cash on hand to meet our anticipated expenses for the next quarter. We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on our ability to consummate new equity financings in order to fund our future operations. Issuances of additional shares of our capital stock (or securities that may be convertible into or exercisable for those shares) will result in the dilution of the interests of our existing stockholders.

There are no assurances that we will be able to obtain sufficient financing if and when required.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended October 31, 2011 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our President, Secretary and Treasurer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2012 the Company completed a private placement of 300,000 Units to New World consisting of one share of the Company's Common Stock and a warrant to purchase one share of the Company's Common Stock at the price of $0.65 per share for a period of three years from the date of issuance of the Units. The gross proceeds from the issuance of the Units were $150,000. The proceeds will be used by the Company for general and administrative expenses. These shares have been issued as of the date of this filing.

Neither the Units, nor the shares of Common Stock and Warrants comprising the Units, were registered under the Securities Act. The private placement was completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act. New World has represented to the Company that it is not a “U.S. person” as defined in Regulation S and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution.

On December 31, 2011 the Company authorized the issuance of 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. The shares of Common Stock issued to Mr. Melland and Mr. Pekarek will not be registered under the Securities Act or any state securities laws. Such shares will be issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and, accordingly, will be subject to all applicable restrictions on sale under federal and state securities laws. After the issuance in December 2011, each of Mr. Melland and Dr. Pekarek own an aggregate of 50,000 shares of Common Stock. These shares have been issued as of the date of this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

AMERICAN LIBERTY PETROLEUM CORP.

Date:	March 16, 2012	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

-17-