Form 10-Q
period 2012-04-30
American Liberty Petroleum Corp.
filed 2012-06-14
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of June 6, 2012, there were 105,812,580 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets – April 30, 2012 (Unaudited) and October 31, 2011	3

Consolidated Statements of Operations (Unaudited) - the three and six months ended April 30, 2012 and 2011, and for the period from October 16, 2008 (Inception) to April 30, 2012	4

Consolidated Statements of Cash Flows (Unaudited) - the six-month periods ended April 30, 2012 and 2011, and for the period from October 16, 2008 (Inception) to April 30, 2012	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	18

EX-31.1
EX-31.2
EX-32.1

Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets

Cash	$246,324	$37,259
Prepaid assets	260,471	362,865
Note receivable and interest	19,633	19,257
Total current assets	526,428	419,381
Oil and gas properties (full cost method)	1,284,724	1,101,425
Total assets	$1,811,152	$1,520,806

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$55,464	$31,383
Total liabilities	55,464	31,383

Commitments

SHAREHOLDERS' EQUITY

Common Stock, $0.00001 par value, 450,000,000 authorized 105,404,167 and 104,954,167 issued and outstanding at April 30, 2012 and October 31, 2011, respectively	$1,054	$1,050
Additional paid in capital	2,878,103	2,301,107
Deficit accumulated during the exploration stage	(1,123,469)	(812,734)
Total shareholders' equity	1,755,688	1,489,423

Total liabilities and shareholders' equity	$1,811,152	$1,520,806

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH APRIL 30, 2012

(Unaudited)

					Inception
	Three Months Ended		Six Months Ended		Through
	April 30,		April 30,		April 30,
	2012	2011	2012	2011	2012
Operating expenses
General and administrative	$186,406	$111,853	$311,111	$242,967	$1,114,560

Loss from Operations	(186,406)	(111,853)	(311,111)	(242,967)	(1,114,560)

Interest (expense)/ income, net	-	(6,427)	376	(9,886)	(8,909)

Net loss	$(186,406)	$(118,280)	$(310,735)	$(252,853)	$(1,123,469)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	105,479,151	95,643,118	105,139,022	94,629,688

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2012 AND 2011 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH APRIL 30, 2012

(Unaudited)

			Inception
	Six Months Ended		Through
	April 30,		April 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(310,735)	$(252,853)	$(1,123,469)
Adjustment to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	-	-	6,500
Imputed interest on related party advance	-	-	2

Changes in:
Prepaid assets	279,394	(322,436)	9,729
Accounts payable and accrued liabilities	24,081	96,812	65,350
NET CASH USED IN OPERATING ACTIVITIES	(7,260)	(478,477)	(1,041,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(376)	-	(19,633)
Purchase of oil and gas properties	(183,299)	(128,391)	(982,655)
NET CASH USED IN INVESTING ACTIVITIES	(183,675)	(128,391)	(1,002,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	400,000	-	1,705,500
Proceeds from notes payable - related party	-	585,000	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,000	585,000	2,290,500

NET CHANGE IN CASH	209,065	(21,868)	246,324
Cash, beginning of period	37,259	28,318	-
Cash, end of period	$246,324	$6,450	$246,324

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock issued as prepaid asset	$177,000	$-	$270,200
Common stock and warrants issued to convert notes payable and accrued interest	$-	$594,886	$594,886
Common stock and warrants issued for oil and gas leases	$-	$-	$302,069

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp., a Nevada corporation (“ALP” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of April 30, 2012 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three and six months ended April 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “ALP” and the “Company” shall mean American Liberty Petroleum Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. Dollars unless otherwise stated.

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

Oil and gas properties at April 30, 2012 consist of the acquisition and geologic costs incurred by the Company. All current properties are unproved.

 AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(Unaudited)

Note 3 - Related Party Transactions

Beginning in February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Vollmers’ services as director of the Company. Included in accounts payable at April 30, 2012 is $11,894 due to Diamante Services Ltd.

During the quarter ended April 30, 2012, Mr. Vollmers paid certain Company expenses in the amount of $8,985, which were reimbursed by the Company.

AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(Unaudited)

 Note 4 - Common Stock

On December 31, 2011, the Company authorized the issuance of 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. The aggregate fair market value of those shares was $50,000 on the date of grant. The value of the shares was recorded as a prepaid asset for future services to be provided over a six-month term.

On February 2, 2012, the Company completed a private placement of 300,000 Units to New World Petroleum Investments (“New World”) consisting of one share of the Company's Common Stock and a warrant to purchase one share of the Company's Common Stock at the price of $0.65 per share for a period of three years from the date of issuance of the Units. The gross proceeds from the issuance of the Units were $150,000. The relative fair market value of the warrant on the date of issuance was $75,000.

On April 12, 2012, the Company authorized the issuance of 100,000 shares of Common Stock to Vincent R. Ramirez, for consulting services. The aggregate fair market value of those shares was $127,000 on the date of grant. The value of the shares was recorded as a prepaid asset for future services to be provided over a six-month term.

On April 23, 2012, the Company completed a private placement of 198,413 Units to New World consisting of one share of the Company's Common Stock and a warrant to purchase one share of the Company's Common Stock at the price of $1.89 per share for a period of three years from the date of issuance of the Units. The gross proceeds from the issuance of the Units were $250,000. The relative fair market value of the warrant on the date of issuance was $131,925. These shares were issued after the period ended April 30, 2012.

None of the securities issued in transactions described in this Note 4 to the Financial Statements will be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and, accordingly, will be subject to all applicable restrictions on sale under such laws.

Note 5 - Commitments

The prepaid asset balance of $260,471 as of April 30, 2012 includes payments of $118,890 in the escrow account that have not yet been used for exploration costs. These funds will be used to pay for expenses associated with exploring and developing the Cortez Lease and other leases pursuant to the Option Agreement with Desert Discoveries.

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(Unaudited)

Note 6 - Going Concern

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

Note 7 - Subsequent Events

On May 25, 2012 the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. The shares of Common Stock issued to Mr. Melland and Mr. Pekarek are not registered under the Securities Act or any state securities laws. Such shares have been issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and, accordingly, will be subject to all applicable restrictions on sale under federal and state securities laws.

 On May 2, 2012, the Company issued 198,413 Units to New World consisting of one share of the Company's Common Stock and a warrant to purchase one share of the Company's Common Stock at the price of $1.89 per share for a period of three years from the date of issuance of the Units. These shares were authorized on April 23, 2012. Also on May 2, 2012, the Company issued 160,000 shares of Common Stock to New World that were authorized in October 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements”. These forward-looking statements, which may be identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. The Company’s forward-looking statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company cautions readers not to place undue reliance upon any forward-looking statement contained in this Quarterly Report.  Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

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

Option Agreement

On May 11, 2010, the Company and Desert Discoveries entered into an Option Agreement, under which Desert Discoveries granted the Company an option to purchase Desert Discoveries’ interest in five oil and gas leases covering an aggregate of 9,877.28 acres of land located in Nye, Esmeralda and Mineral Counties, Nevada (the “Original Leases”), subject to the Company’s performance of its obligations under the Option Agreement.  On February 11, 2011, the Company and Desert Discoveries amended the Option Agreement to add a 60% working interest in a new lease covering 3,890.56 acres in the same formations as the Original Leases (the “Cortez Lease”), as part of the interests to be purchased under the Option Agreement.

During the period beginning on May 11, 2010 and ending June 27, 2011, the Company paid Desert Discoveries option fees totaling $1,150,000 in order to acquire the option to purchase the Leases. Of the $1,150,000, $850,000 was placed into escrow to pay for expenses associated in exploring and developing the Leases (the “Escrow Funds”).

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

Under the Cortez Operating Agreement, Independence will act as Operator to explore and develop oil and gas on the property covered by the Cortez Lease according to the Work Plan. The Cortez Operating Agreement provides that expenses associated with the Work Plan shall be paid first out of the Escrow Funds not yet used to develop the Original Leases or the Cortez Lease. After these funds have been spent, the Company will have a 60% working interest in the Original Leases in return for a 48% net revenue interest in the Cortez Lease.

Addition of New Lease.

In April 2012, the Company added a sixth lease to the Independence Operating Agreement, as more fully identified below (the “Sixth Lease”):

Lease (BLM Lease Serial Number):	Property Description:	Gross Acres:	Working Interest Assigned to ALP:	Net Revenue Interest Assigned to ALP:
1. NVN090504	T:0130N, R: 350E, Meridian: MDM, State: NV, County: Nye	1760	60%	50.7%

Desert Discoveries originally purchased the Sixth Lease from the BLM. Desert Discoveries retained a 39% working interest and a 32.955% net revenue interest in the Sixth Lease, and assigned to Traub the remaining 1% working interest and .845% net revenue interest in the Sixth Lease.

Gabbs Project

Nye County, Nevada

The Company owns a 75% Working Interest in the 2,557.28 acre BLM lease number NVN-086972. The Operator is continuing to evaluate this lease for oil and gas potential. Continued evaluation of the Trassic and Tertiary Volcanics strata is underway.

The Company owns a 60% Working Interest in BLM Lease number NVN-59901 (previously referred to as the “Cortez Lease”) and the two wells located on the lease – the 1-12 Cobble Cuesta and the 2-12 Paradise. The 1-12 Cobble Cuesta was drilled in the fall of 2006 and the 2-12 Paradise was drilled during the fall of 2010 both by Empire Petroleum (OTC:BB EMPR).

As previously disclosed in the Company’s Annual Report Form 10-K filed with the Commission on February 14, 2012, ALP, based on inflow data from tests performed on the 2-12 Paradise well, determined that the well can commercially produce oil and that completion and pumping operations be undertaken.

A pumping unit and all ancillary production equipment was installed at the site during August 2011. In early December 2011, the well produced approximately 200 bbls of fluid, but by the end of December no more oil was obtained, apparently because of gelling of the oil due to low temperatures. A sample of the fluid obtained from the well in early December was sent to the Foreland Eagle Springs Refinery in White Pine County, Nevada for analysis by the Operator.

On April 19, 2012, a Crude Oil Purchase and Sale Contract (the “Refining Agreement”) was executed between Foreland Refining Corporation (“Foreland”) and the Operator, whereby Foreland agreed to purchase all of the crude oil produced by the Operator from the Gabbs oil field. Foreland agreed to pay the Operator the “Big West Oil” Black Wax crude posting adjusted for gravity and basic sediment and water (“BS&W”) and less freight delivered to Foreland’s Eagle Springs Refinery. Payment will be made monthly, on the 20th day of the month following delivery. Foreland is not obligated to accept oil containing BS&W in excess of 1% by volume. The term of the Refining Agreement is one (1) month, renewing automatically until terminated by either party upon thirty (30) days notice.

Work on the 2-12 Paradise well re-commenced in early May 2012. A fluid level test was performed on the Paradise 2-12 well on May 2, 2012. The test indicated a 1920’ fluid column in the well bore above the pump. Pumping efforts produced no fluid to the surface. After the Operator treated the well with hot water and a chemical formula treatment, the well produced fluid consisting of an oil/water mix. Approximately 27 barrels of crude oil were sold to Foreland under the Refining Agreement, but Foreland is not obligated to pay the Operator until June 20, 2012. The BLM was notified of the sale.

On April 27, 2012, the Company signed an engagement letter with the engineering consulting firm Netherland, Sewell & Associates, Inc. (“NSAI”). NSAI has been engaged to evaluate the Gabbs project, and make recommendations to the Company regarding the development of its oil and gas potential.

Kibby Flat Project

Esmeralda County, Nevada

The Operator is continuing to evaluate the area for oil and gas potential. It is expected that the Operator and its consultants will finish its exploration and evaluation report during the fourth quarter of calendar year 2012.  The report will cover the Kibby Flat and Gabbs areas, since they are believed to be connected. The report will include a set of maps for the Miocene strata, which identifies the regional paleogeography, fetch area for oil and gas capture, potential reservoir rocks, source rocks and trap configurations.

Escrow Funds

To date, the Operator has spent approximately $787,842 on the exploration and production of the Paradise Unit 2-12 well , as well as exploration in the Kibby Flat Project and the 1-12 Cobble Cuesta well. The source of funds to date is the Escrow Funds. Therefore, approximately $62,158 remains of the Escrow Funds. After the Escrow Funds have been spent, the Company will bear 60% of the costs and expenses pursuant to the Cortez Operating Agreement. After the Escrow Funds and the $100,000 purchase price have been spent, the Company will bear 75% of the costs and expenses pursuant to the Independence Operating Agreement.

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

We are seeking additional equity financing in order to obtain the capital required to continue operating our business. In February 2012, the Company issued 300,000 Units in a private placement, for total proceeds of $150,000.  In April 2012, the Company issued 198,413 Units in a private placement, for total proceeds of $250,000. See Note 4 to the Financial Statements. The proceeds will be used for general operating expenses of the Company.

 We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
General & Administrative	$200,000
Exploration payments	$300,000
TOTAL	$500,000

As of April 30, 2012, we had cash on hand of $246,324. Under the Operating Agreements, the Company is not obligated to fund any expenses for exploration and production under the Original Leases until the full amount of the Escrow Funds and the purchase price have been spent. The Company is not obligated to fund any expenses for exploration and production under the Cortez Lease until the full amount of the Escrow Funds has been spent. To date, approximately $62,158 remains of the Escrow Funds.

After the Escrow Funds have been spent, the Company will bear 60% of the costs and expenses pursuant to the Cortez Operating Agreement. After the Escrow Funds and the $100,000 purchase price have been spent, the Company will bear 75% of the costs and expenses pursuant to the Independence Operating Agreement. Because the Company has not yet generated any revenues, the Company must rely on sources of additional financing to fund these obligations until the Company begins to receive revenues from its operations.

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

RESULTS OF OPERATIONS

 Three Months Summary

	Three Months Ended April 30,
	2012	2011
Revenue	$-	$-

Expenses	(186,406)	(111,853)
Net Loss	$(186,406)	$(118,280)

Six Months Summary

	Six Months Ended April 30,
	2012	2011
Revenue	$-	$-

Expenses	(311,111)	(242,967)
Net Loss	$(310,735)	$(252,853)

Revenue

We have not earned any revenues to date. We expect to receive some revenue in June 2012 from the delivery of 27 barrels of crude oil produced from the Paradise 2-12 well. However, we do not anticipate earning substantial revenues from our oil and gas production activities in the foreseeable future.

Operating Expenses

Our operating expenses for the three months ended April 30, 2012 and 2011 consisted of the following:

	Three Months Ended April 30,
	2012	2011
General and Administrative Expenses	$186,406	$111,853
Total General and Administrative Expenses	$186,406	$111,853

General and administrative expenses during the three months ended April 30, 2012 consisted of accounting expenses of $24,113, director fees of $25,500, SEC filing costs of $1,671, rent of $1,816, legal fees of $15,173, share based compensation expenses of $54,751 and investor relations expenses of $15,040.  General and administrative expenses increased in 2012 by $74,553 compared to the second quarter of the prior year.

Our operating expenses for the six months ended April 30, 2012 and 2011 consisted of the following:

	Six Months Ended April 30,
	2012	2011
General and Administrative Expenses	$311,111	$242,967
Total General and Administrative Expenses	$311,111	$242,967

General and administrative expenses during the six months ended April 30, 2012 consisted of accounting expenses of $39,466, director fees of $51,000, SEC filing costs of $13,088, rent of $3,796, legal fees of $23,197, share based compensation expenses of $92,392 and investor relations expenses of $30,165.  General and administrative expenses increased in 2012 by $68,144 compared to the first two quarters of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At April 30, 2012	At October 31, 2011
Current Assets	$526,428	$419,381
Current Liabilities	(55,464)	(31,383)
Working Capital	$470,964	$387,998

Cash Flows
	Six Months Ended April 30,
	2012	2011
Cash Flows Used In Operating Activities	$(7,260)	$(478,477)
Cash Flows Used In Investing Activities	(183,675)	(128,391)
Cash Flows Provided by Financing Activities	400,000	585,000
Net Change In Cash During Period	$209,065	$(21,868)

Working capital increased by $82,966, primarily as the result of the raising capital through private placements. Our cash balances increased during the period ended April 30, 2012, primarily as a result of the gross proceeds from private placements of equity securities.

Future Financings

In February and April 2012 the Company completed two private placements of equities to New World that resulted in gross proceeds of $400,000. As a result, as of the date of this Quarterly Report, we will have sufficient cash on hand to meet our anticipated expenses for the next quarter. We do not anticipate earning significant revenues in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on our ability to consummate new equity financings in order to fund our future operations. Issuances of additional shares of our capital stock (or securities that may be convertible into or exercisable for those shares) will result in the dilution of the interests of our existing stockholders.

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

On April 23, 2012 the Company completed a private placement of 198,413 Units to New World consisting of one share of the Company's Common Stock and a warrant to purchase one share of the Company's Common Stock at the price of $1.89 per share for a period of three years from the date of issuance of the Units. The gross proceeds from the issuance of the Units were $250,000. The proceeds will be used by the Company for general and administrative expenses.

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

On April 12, 2012 the Company authorized the issuance of 100,000 shares of Common Stock to Vincent R. Ramirez for consulting services. The shares of Common Stock issued to Mr. Ramirez will not be registered under the Securities Act or any state securities laws. Such shares will be issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and, accordingly, will be subject to all applicable restrictions on sale under federal and state securities laws.

On May 25, 2012 the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. The shares of Common Stock issued to Mr. Melland and Mr. Pekarek are not registered under the Securities Act or any state securities laws. Such shares have been issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and, accordingly, will be subject to all applicable restrictions on sale under federal and state securities laws.

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

AMERICAN LIBERTY PETROLEUM CORP.

Date:	June 14, 2012	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

-19-