Form 10-Q
period 2012-07-31
American Liberty Petroleum Corp.
filed 2012-09-18
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Yes  ☐  No  ☒

As of September 10, 2012, there were 105,912,580 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets - July 31, 2012 (Unaudited) and October 31, 2011	3

Consolidated Statements of Operations (Unaudited) - the three and nine months ended July 31, 2012 and 2011, and for the period from October 16, 2008 (Inception) to July 31, 2012	4

Consolidated Statements of Cash Flows (Unaudited) - the nine-month periods ended July 31, 2012 and 2011, and for the period from October 16, 2008 (Inception) to July 31, 2012	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	18

EX-31.1
EX-31.2
EX-32.1

Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets

Cash	$346,117	$37,259
Prepaid assets	95,309	362,865
Note receivable and interest	19,900	19,257
Total current assets	461,326	419,381
Oil and gas properties (full cost method)	1,388,651	1,101,425
Total assets	$1,849,977	$1,520,806

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$25,370	$31,383
Total current liabilities	25,370	31,383
Total liabilities	25,370	31,383

Commitments

SHAREHOLDERS' EQUITY

Common Stock, $0.00001 par value, 450,000,000 authorized 105,912,580 and 104,954,167 issued and outstanding at July 31, 2012 and October 31, 2011, respectively	$1,059	$1,050
Additional paid in capital	3,099,597	2,301,107
Deficit accumulated during the exploration stage	(1,276,049)	(812,734)
Total shareholders' equity	1,824,607	1,489,423

Total liabilities and shareholders' equity	$1,849,977	$1,520,806

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JULY 31, 2012

(Unaudited)

					Inception
	Three Months Ended		Nine Months Ended		Through
	July 31,		July 31,		July 31,
	2012	2011	2012	2011	2012
Operating expenses
General and administrative	$152,847	$72,571	$463,958	$315,538	$1,267,407

Loss from Operations	(152,847)	(72,571)	(463,958)	(315,538)	(1,267,407)

Interest (expense)/ income, net	267	-	643	(9,886)	(8,642)

Net loss	$(152,580)	$(72,571)	$(463,315)	$(325,424)	$(1,276,049)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	105,822,615	104,804,167	105,385,034	97,845,221

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2012 AND 2011 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JULY 31, 2012

(Unaudited)

			Inception
	Nine Months Ended		Through
	July 31,		July 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(463,315)	$(325,424)	$(1,276,049)
Adjustment to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	-	-	6,500
Imputed interest on related party advance	-	-	2
Changes in:
Prepaid assets	466,055	(259,269)	196,390
Other receivable	-	(18,656)	-
Accounts payable and accrued liabilities	(6,013)	16,349	35,256
NET CASH USED IN OPERATING ACTIVITIES	(3,273)	(587,000)	(1,037,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(643)	-	(19,900)
Purchase of oil and gas properties	(287,226)	(508,892)	(1,086,582)
NET CASH USED IN INVESTING ACTIVITIES	(287,869)	(508,892)	(1,106,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	600,000	500,000	1,905,500
Proceeds from notes payable - related party	-	585,000	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	600,000	1,085,000	2,490,500

NET CHANGE IN CASH	308,858	(10,892)	346,117
Cash, beginning of period	37,259	28,318	-
Cash, end of period	$346,117	$17,426	$346,117

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock issued as prepaid asset	$198,500	$-	$291,700
Common stock and warrants issued to convert notes payable and accrued interest	$-	$594,886	$594,886
Common stock and warrants issued for oil and gas leases	$-	$-	$302,069

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp., a Nevada corporation (“ALP” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of July 31, 2012 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three and nine months ended July 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

Oil and gas properties at July 31, 2012 consist of the acquisition and geologic costs incurred by the Company. All current properties are unproved.

 AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

(Unaudited)

Note 3 - Related Party Transactions

Beginning in February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Vollmers’ services as director of the Company. Included in accounts payable at July 31, 2012 is $11,894 due to Diamante Services Ltd.

During the quarter ended July 31, 2012, Mr. Vollmers paid certain Company expenses in the amount of $6,662, which were reimbursed by the Company.

AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

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

In May 2012, the Company issued 160,000 shares of its common stock to New World. These shares were purchased during the fiscal year ending October 31, 2011, but the stock certificate had not been issued.

On May 25, 2012 the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. The aggregate fair market value of these shares was $21,500 on the date of grant. The shares of Common Stock issued to Mr. Melland and Mr. Pekarek are not registered under the Securities Act or any state securities laws. Such shares have been issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and, accordingly, will be subject to all applicable restrictions on sale under federal and state securities laws.

On May 25, 2012, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, for consulting services. The aggregate fair market value of those shares was $50,000 on the date of grant. The value of the shares was recorded as a prepaid asset for future services to be provided over a six-month term. These shares were authorized for issuance during the fiscal year ending October 31, 2011.

On June 28, 2012, the Company completed a private placement of 1,176,471 Units to New World consisting of one share of the Company's Common Stock and a warrant to purchase one share of the Company's Common Stock at the price of $0.27 per share for a period of three years from the date of issuance of the Units. Gross proceeds from the sale of units was $200,000. The relative fair market value of the warrant on the date of issuance was $93,388. These shares have not yet been issued to the investor.

None of the securities issued in transactions described in this Note 4 to the Financial Statements will be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and, accordingly, will be subject to all applicable restrictions on sale under such laws.

Note 5 - Commitments

The prepaid asset balance of $95,309 as of July 31, 2012 includes payments of $14,913 in the escrow account that have not yet been used for exploration costs. These funds will be used to pay for expenses associated with exploring and developing the Cortez Lease and other leases pursuant to the Option Agreement with Desert Discoveries.

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

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

Under the Independence Operating Agreement, Independence will act as Operator to explore and develop oil and gas on the property covered by the Original Leases according to the Phase I Work Plan (the “Work Plan”) set forth in the Option Agreement. A sixth lease covering 1760 acres of land located in Nye County was added in April 2012. The Independence Operating Agreement provides that expenses associated with the Work Plan shall be paid first out of the Escrow Funds not yet used to develop the Original Leases or the Cortez Lease, and then from the $100,000 purchase price paid by the Company to Desert Discoveries to exercise the Option. After these funds have been spent, the Company will have a 75% working interest in the Original Leases (meaning that the Company will bear 75% of the costs and expenses pursuant to the Operating Agreement) in return for a 63.375% net revenue interest in the Cortez Lease.

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

The Company owns a 60% Working Interest in BLM Lease number NVN-59901 (previously referred to as the “Cortez Lease”) and the two wells located on the lease - the 1-12 Cobble Cuesta and the 2-12 Paradise. The 1-12 Cobble Cuesta was drilled in the fall of 2006 and the 2-12 Paradise was drilled during the fall of 2010 both by Empire Petroleum (OTC:BB EMPR).

As previously disclosed in the Company’s Annual Report Form 10-K filed with the Commission on February 14, 2012, ALP, based on inflow data from tests performed on the 2-12 Paradise well, determined that the well can commercially produce oil and that completion and pumping operations be undertaken.

A pumping unit and all ancillary production equipment was installed at the site during August 2011. In early December 2011, the well produced approximately 200 barrels of fluid, but by the end of December no more oil was obtained, apparently because of gelling of the oil due to low temperatures.

Work on the 2-12 Paradise well re-commenced in early May 2012. A fluid level test was performed on the Paradise 2-12 well on May 2, 2012. The test indicated a 1920’ fluid column in the well bore above the pump. Pumping efforts produced no fluid to the surface. After the Operator treated the well with hot water and a chemical formula treatment, the well produced fluid consisting of an oil/water mix. Approximately 27 barrels of crude oil were sold to Foreland Refining Corporation, resulting in a net payment to the Operator of $160 after subtracting transportation and refining costs. The Operator has not distributed any part of this payment to the Company.

In late May 2012, the Operator determined that a hot oil pump should be installed to keep the oil in a fluid state for pumping. The pump rods and down hole pump were pulled from the well and the well temporarily shut in. Operations have been suspended as of the date of this filing. The Operator has informed the Company’s management that it intends to prepare an AFE (Authority for Expenditure) with regard to future operations on the well.

On July 18, 2012, the engineering consulting firm Netherland, Sewell & Associates, Inc. terminated an engagement letter regarding consulting services that was previously signed with the Company, effective immediately.

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

Escrow Funds

To date, the Operator has spent approximately $835,087 on the exploration and production of the Paradise Unit 2-12 well, as well as exploration in the Kibby Flat Project and the 1-12 Cobble Cuesta well. The source of funds to date is the Escrow Funds. Therefore, approximately $14,913 remains of the Escrow Funds. After the Escrow Funds have been spent, the Company will bear 60% of the costs and expenses pursuant to the Cortez Operating Agreement. After the Escrow Funds and the $100,000 purchase price have been spent, the Company will bear 75% of the costs and expenses pursuant to the Independence Operating Agreement.

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

We are seeking additional equity financing in order to obtain the capital required to continue operating our business. In April 2012, the Company issued 198,413 Units in a private placement, for total proceeds of $250,000.  In June 2012, the Company completed a private placement of 1,176,471 Units, for total proceeds of $200,000. See Note 4 to the Financial Statements. The proceeds will be used for general operating expenses of the Company.

 We anticipate that we will incur the following expenses over the next twelve months:

Planned Expenditures Over
Category	The Next 12 Months (US$)
General & Administrative	$200,000
Exploration payments	$300,000
TOTAL	$500,000

As of July 31, 2012, we had cash on hand of $346,117. Under the Operating Agreements, the Company is not obligated to fund any expenses for exploration and production under the Original Leases until the full amount of the Escrow Funds and the purchase price have been spent. The Company is not obligated to fund any expenses for exploration and production under the Cortez Lease until the full amount of the Escrow Funds has been spent. To date, approximately $14,913 remains of the Escrow Funds.

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

Operating Expenses

Our operating expenses for the three months ended July 31, 2012 and 2011 consisted of the following:

	Three Months Ended
	July 31,
	2012	2011
General and Administrative Expenses	$152,847	$72,571
Total General and Administrative Expenses	$152,847	$72,571

General and administrative expenses during the three months ended July 31, 2012 consisted of accounting expenses of $4,800, director fees of $25,500, SEC filing costs of $883, rent of $1,991, legal fees of $4,204, share based compensation expenses of $83,747, investor relations expenses of $16,960, professional fees of $2,987, travel and entertainment expenses of $8,107, and office expenses of $3,668.  General and administrative expenses increased by $80,276, from $72,571 in the three month period ending July 31, 2011 to $152,847 in the three month period ending July 31, 2012, primarily due to an increase in share based compensation expense of $65,111 and an increase in investor relations expense of $16,960.

Our operating expenses for the nine months ended July 31, 2012 and 2011 consisted of the following:

	Nine Months Ended
	July 31,
	2012	2011
General and Administrative Expenses	$463,958	$315,538
Total General and Administrative Expenses	$463,958	$315,538

General and administrative expenses during the nine months ended July 31, 2012 consisted of accounting expenses of $44,266, director fees of $76,500, SEC filing costs of $13,971, rent of $5,787, legal fees of $27,401, share based compensation expenses of $176,139, investor relations expenses of $47,125, professional fees of $35,997, travel and entertainment expenses of $15,900 and office expenses of $20,872. General and administrative expenses increased in 2012 by $148,420 compared to the first three quarters of the prior year. The increase was primarily due to increases in share based compensation costs of $157,503, investor relations expenses of $47,125, consulting fees of $18,000, accounting fees of $5,072, directors fees of $8,500 and bank fees of $1,654, while legal fees decreased by $90,046.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At July 31,	At October 31,
	2012	2011
Current Assets	$461,326	$419,381
Current Liabilities	(25,370)	(31,383)
Working Capital	$435,956	$387,998

Cash Flows
	Nine Months Ended
	July 31,
	2012	2011
Cash Flows Used In Operating Activities	$(3,273)	$(587,000)
Cash Flows Used In Investing Activities	(287,869)	(508,892)
Cash Flows Provided by Financing Activities	600,000	1,085,000
Net Change In Cash During Period	$308,858	$(10,892)

Working capital increased by $47,958, primarily as the result of the raising capital through private placements. Our cash balances increased during the period ended July 31, 2012, primarily as a result of the gross proceeds from private placements of equity securities.

Future Financings

In February, April and June 2012 the Company completed three private placements of equities to New World that resulted in gross proceeds of $600,000. As a result, as of the date of this Quarterly Report, we will have sufficient cash on hand to meet our anticipated expenses for the next quarter. We do not anticipate earning significant revenues in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on our ability to consummate new equity financings in order to fund our future operations. Issuances of additional shares of our capital stock (or securities that may be convertible into or exercisable for those shares) will result in the dilution of the interests of our existing stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 25, 2012 the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez for consulting services. The shares of Common Stock issued to Mr. Ramirez will not be registered under the Securities Act or any state securities laws. Such shares will be issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and, accordingly, will be subject to all applicable restrictions on sale under federal and state securities laws.

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

On June 28, 2012, the Company completed a private placement of 1,176,471 Units to New World consisting of one share of the Company's Common Stock and a warrant to purchase one share of the Company's Common Stock at the price of $0.27 per share for a period of three years from the date of issuance of the Units. The Company received gross proceeds of $200,000 from the sale of the Units. The relative fair market value of the warrant on the date of issuance was $0.

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

AMERICAN LIBERTY PETROLEUM CORP.

Date:	September 18, 2012	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Secretary and Treasurer

-19-