Form 10-Q/A
period 2012-07-31
American Liberty Petroleum Corp.
filed 2012-12-18
CIK 1451929

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

1

EXPLANATORY NOTE

American Liberty Petroleum Corp., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended July 31, 2012, as filed with the Securities and Exchange Commission on September 18, 2012, for the sole purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

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

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

By:	/s/ Alvaro Vollmers
Name:	Alvaro Vollmers
Title:	President, Treasurer and Secretary

Date:	December 18, 2012

3