Form 10-K
period 2012-10-31
American Liberty Petroleum Corp.
filed 2013-02-14
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

for the fiscal year ended October 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes   ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐ Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒    Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of April 30, 2012 was $3,075,469 using 2,295,126 shares at $1.34 per share. For the purpose of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of February 14, 2013, 107,239,051 shares of common stock, $0.00001 par value per share, were outstanding.

AMERICAN LIBERTY PETROLEUM CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2012

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

The disclosures set forth in this report should be read in conjunction with our consolidated financial statements and notes thereto for the year ended October 31, 2012. Because of the nature of a relatively new company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

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

In January 2011, the Company executed an Agreement and Plan of a Merger with Keyser Resources, Inc., a Nevada Corporation (“Keyser”). Under the Agreement and Plan of Merger, the Company’s wholly-owned subsidiary, True American Energy Corporation (“TAEC”) would be merged with and into Keyser, with Keyser being the surviving corporation. However, the Company, TAEC and Keyser mutually agreed to abandon the proposed merger in March 2011. At the time of the proposed merger and its subsequent abandonment, Alvaro Vollmers, was the sole director and officer of the Company and of Keyser. The proposed merger would have constituted a sale of substantially all the assets of the Company.

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
Sec. 26: NW ¼
Sec. 27: All
Sec. 28: All
Sec. 29: All
Sec. 30: Lots 1-4, E1/2 W1/2, E12
Sec. 31: Lots 1-4, E1/2 W1/2, E12
Sec. 32: All
Sec. 33: All
Sec. 34: NW ¼

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

OIL AND GAS PROPERTIES:

The Company has no proven oil and natural gas reserves. To date, the Operator has conducted the following exploration and drilling activities on the Leases:

Gabbs Project,

Nye County, Nevada

The Company owns a 75% Working Interest in BLM lease number NVN-086972. The Operator is continuing to evaluate this lease for oil and gas potential. Continued evaluation of the Triassic and Tertiary Volcanics strata is underway.

The Company owns a 60% Working Interest in the Cortez Lease and the two wells located on the lease - the 1-12 Cobble Cuesta and the 2-12 Paradise. The 1-12 Cobble Cuesta was drilled in the fall of 2006 and the 2-12 Paradise was drilled during the fall of 2010, both by Empire Petroleum (OTC:BB EMPR).

Oil was indicated at several zones from mud logs in the 2-12 Paradise well and a drill stem test recovered oil and confirmed pressures and permeability. Based on these tests, the BLM determined the well is capable of commercial production and the lease has been extended to allow for further completion efforts. Independence, the designated operator, acquired all necessary permits and commenced a completion program on the 2-12 well on August 1, 2011. A fluid level test of the well indicates 3100’ of oil and water in the well bore above the perforation zone of 3700’-3782’. A completion rig was brought to the site and swabbing produced a total of 97 bbls of fluid consisting of a paraffinic 19.5 API gravity oil and water. Based on this inflow data, ALP determined that the well can commercially produce oil and that completion and pumping operations be undertaken.

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

Kibby Flat Project

Esmeralda County, Nevada

The Operator is continuing to evaluate the area for oil and gas potential. The Operator and its consultants have not yet completed an exploration and evaluation report covering the Kibby Flat and Gabbs areas. The report is expected to include a set of maps for the Miocene strata, which identifies the regional paleogeography, fetch area for oil and gas capture, potential reservoir rocks, source rocks and trap configurations.

To date, the Operator has spent approximately $849,022 on the exploration and production of the Paradise Unit 2-12 well, as well as exploration in the Original Leases. The source of the funds to date is the Escrow Funds. Therefore, approximately $978 remains of the Escrow Funds at October 31, 2012.

Sale of Oil and Gas Properties

The Company has undertaken negotiations to sell its ownership interest in its Cortez and Gabbs leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property. The Company had determined that it did not wish to continue funding this project, as it is not sure if the project will be economically viable in the future. At this time, the Company cannot assign a value on these leases, as there is insufficient information to be able to do so. Accordingly, the Company has completely written off the value of the property. The amount written off was $1,423,439.

Bonding and Liability Information

On May 17, 2011 a statewide lease bond (Bond Number NVB001353) in the amount of $25,000 was submitted to the BLM by our joint venture partner Desert Discoveries, and was accepted by the BLM. The statewide bond covers all reclamation liabilities for operations performed on behalf of ALP on all oil and gas leases held in Nevada. The cost of the bond has been capitalized, and accordingly, management has determined that no additional asset retirement liability accrual is necessary.

Independent Contractor Agreement; Establishment of Advisory Board

Effective as of April 12, 2011, the Company entered into an agreement with Vincent Ramirez, pursuant to which Mr. Ramirez will provide services to the Company similar to those provided by a Vice President of Operations (the “Independent Contractor Agreement”). Mr. Ramirez will perform the services as an independent contractor, and not as an employee, of the Company. Instead of receiving cash compensation, Mr. Ramirez was entitled to receive 100,000 shares of Common Stock when the Independent Contractor Agreement was signed, and will receive an additional 100,000 on each 6-month anniversary date. The Independent Contractor Agreement expires at the end of the initial 180-day period, but automatically renews for an additional 180-day period unless terminated in accordance with the Agreement. The Company has issued 300,000 shares of Common Stock to Mr. Ramirez pursuant to this Independent Contractor Agreement.  See Note 4 to the Financial Statements.

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

In consideration for their respective services, Mr. Melland and Mr. Pekarek will each receive 25,000 shares of Common Stock on each June 30 and December 31 of each calendar year of service. The Company has issued 100,000 shares of Common Stock in the aggregate to each of Mr. Melland and Dr. Pekarek.  As of December 31, 2012, Mr. Melland currently has 25,000 shares of Common Stock and Mr. Pekarek currently has 75,000 shares of Common Stock, as they have sold a portion of the shares they received under their agreements.

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

As of October 31, 2012, we had cash on hand in the amount of $274,244. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the exploration of any oil and natural gas leases we may acquire.

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

We have incurred net losses of $2,827,647 for the period from our inception on October 16, 2008 to October 31, 2012, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of oil and natural gas leases, including the Leases. These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in the Company is suitable.

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

ITEM 4.            MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information.

Shares of the Company’s common stock are currently listed on the Over-The-Counter Bulletin Board under the symbol “OREO.”  The following table sets forth the range of high and low bid prices for the last fiscal year.

Year 2012	High	Low
Quarter ended October 31, 2012	$0.10	$0.05
Quarter ended July 31, 2012	$1.28	$0.08
Quarter ended April 30, 2012	$1.99	$1.00
Quarter ended January 31, 2012	$1.30	$0.95

The transfer agent and registrar for the Company’s common stock is Signature Stock Transfer, Inc., PMB 317, 2632 Coach Light Ct, Plano, Texas 75093.

Holders of Common Stock

As of February 14, 2013, there are 107,239,051 shares of common stock issued and outstanding.  These shares of common stock are held of record by 8 registered shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities Not Previously Reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K

On December 28, 2012, the Company authorized the issuance of 25,000 shares of common stock to each of James E. Melland and Alfred H. Pekarek for service on the Company’s Advisory Board. In addition, the Company authorized the issuance of 100,000 shares of its common stock to Vincent Ramirez, as compensation for consulting services. The shares issued to Mr. Melland, Mr. Pekarek and Mr. Ramirez are not registered under the Securities Act or any state securities laws. Such shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act, and accordingly will be subject to all applicable restrictions on sale under such exemption. In June 2012, the Company completed a private placement of shares to New World Petroleum totaling 1,176,471 shares, the shares were issued on December 28, 2012.

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

The Company acquired the Leases on June 27, 2011. From May 11, 2010 to June 27, 2011, the Company paid option fees to Desert Discoveries totaling $1,150,000 in order to acquire the option to purchase the Leases. Of the $1,150,000, $850,000 was placed into escrow to pay for expenses associated with exploring and developing the Leases. To date, the operator has spent $849,022 on the exploration and production of the Paradise Unit 2-12 well, and exploration on the original Leases. Under the Joint Operating Agreements, the Company is responsible for its share of expenses related to the exploration and development on the Leases after the Escrow Funds have been depleted. The Company currently does not have the funds available for its share of those expenses and has undertaken negotiations to sell its ownership interests in its leases.

The Company is currently an exploration stage company and has no products or services, customers or ongoing sources of revenue. The Company currently has no employees, other than its President.   Its only material asset currently is cash.

The Company cannot guarantee it will be successful in its business operations. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.  The Company is seeking equity financing in order to obtain the capital required to fund its expenses payable under the Joint Operating Agreements and to continue operating its business.  The Company has no assurance that future financing will be available to it on acceptable terms.  If financing is not available to the Company on satisfactory terms, it may be unable to pay its share of expenses under the Joint Operating Agreement, and to continue, develop or expand the Company’s operations. Equity financing could result in additional dilution to its existing shareholders.

Results of Operations - Year Ended October 31, 2012 versus Year Ended October 31, 2011

Summary of Year End Results
	Year Ended October 31, 2012	Year ended October 31, 2011	Percentage Increase/Decrease
Revenue	$-	$-	-
Expenses
Consulting services	377,306	146,727	157%
General & administrative	110,733	65,269	70%
Rent	7,741	7,397	5%
Legal and accounting	92,010	183,386	(50)%
Bank fees	4,327	2,985	45%
Loss on disposition of oil and gas properties	1,423,439	-	100%
Total Operating Expenses	2,015,556	405,764	397%
Loss from Operations	2,015,556	405,764	397%
Other (income) expense
Interest (income) expense, net	(643)	9,285	(107)%
Net Loss	$(2,014,913)	$(415,049)	(385)%

Revenue

The Company has not earned any revenues to date.

Expenses

Consulting services increased $230,579 from $146,727 in FY2011 to $377,306 in FY 2012 due to the following: an increase of $195,579 in common stock issued as compensation costs incurred in FY 2012 and $35,000 from the payment of consulting fees in FY 2012. General and administrative increased $45,464 from $65,269 in FY 2011 to $110,733 in FY 2012 due to the following changes: increase in travel of $3,695 related to operations in Nevada; investor relations of $45,750 and SEC filing EDGAR preparation costs and stock transfer agent costs of $4,371; offset by a decrease in web design costs of $6,966 and other miscellaneous costs of $1,386. Rent increased by $344 in FY 2012 compared to FY 2011. Legal and accounting decreased by $91,376 due to lower legal fees incurred of $98,741 offset by increases of accounting and other professional fees of $7,365 in FY 2012. Bank fees increased by $1,342 due to increases in monthly bank charges during FY 2012. The Company has undertaken negotiations to sell its ownership interest in its leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property. The Company had determined that it did not wish to continue funding this project, as it is not sure if the project will be economically viable in the future. At this time, the Company cannot assign a value on this lease, as there is insufficient information to be able to do so. Accordingly, the Company has completely written off the value of the property. The amount written off was $1,423,439.

Going Concern

The report of the Company’s independent registered public accounting firm on the financial statements for the years ended October 31, 2012 and 2011 includes a paragraph relating to substantial doubt or uncertainty in the Company’s ability to continue as a going concern, which means that there is substantial doubt that the Company can continue on an on-going business for the next twelve months unless it obtains additional capital to pay the cost and expense of running its business. The independent registered public accounting firm is raising this concern in part because the Company has not generated any revenues to date, it has generated a cumulative net loss of $2,827,647 since inception and no revenues are anticipated until the Company begins its operations. For fiscal year 2013, the Company will need to raise additional capital in order to continue to pursue investment opportunities. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to finance its planned operations and there are no assurances that it will be able to obtain the necessary financing in the foreseeable future.

Liquidity and Capital Resources

Working Capital

	At October 31, 2012	At October 31, 2011	Percentage Increase/Decrease
Current Assets	$295,798	$419,381	(29)%
Current Liabilities	$16,789	$31,383	(47)%
Working Capital	$279,009	$387,998	(28)%

Working capital is the amount by which current assets exceed current liabilities, and the Company’s working capital decreased from $387,998 as of October 31, 2011 to $279,009 as of October 31, 2012.  This decrease is attributable to a decrease in prepaid assets of $544,832, primarily a decrease in current prepaid escrow funds, offset by an increase in cash of $236,985. Prepaid escrow funds are considered current assets because they are expected to be used in the short-term in connection with development activities under the Option Agreement and Joint Operation Agreement.

Cash Flow - Year Ended October 31, 2012 versus Year Ended October 31, 2011

	Year Ended October 31, 2012	Year ended October 31, 2011
Net Cash Flows used in Operating Activities	$(61,236)	$(551,319)
Net Cash Flows used in Investing Activities	$(301,779)	$(604,740)
Net Cash Flows from Financing Activities	$600,000	$1,165,000
Net Increase in Cash During Period	$236,985	$8,941

Net cash flow used in operating activities in 2012 was $61,236 which was primarily attributable to a net loss of $2,014,913 for the fiscal year ended October 31, 2012 and a decrease of $544,832 in prepaid escrow funds, offset by a loss on disposition of oil and gas properties.

Net cash flow used in investing activities was $301,779, which was primarily attributable to cash payments as well as expenses for the development of the leases under the Option Agreement.

Net cash flow from financing activities decreased by $565,000 primarily as the result of fewer private placements of debt and equity securities the Company conducted throughout the fiscal year ended October 31, 2012. Proceeds from financing activities were used for general operating expenses.

Financing Requirements

From its inception on October 16, 2008 to October 31, 2012, the Company has used a combination of debt and equity to raise money for its corporate and operating expenses. During the fiscal year ended October 31, 2012, the Company has financed its operations through the issuance of an aggregate of 1,674,884 shares of restricted Common Stock to New World in three separate transactions, for total proceeds of $600,000.

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

Since its inception, the Company has incurred cumulative losses of $2,827,647 and is dependent upon obtaining financing to pursue any activities.  The Company expects to continue to incur substantial losses until it completes the development of its business.  The Company anticipates continuing to rely on private equity and debt transactions in order to continue to fund its business operations.  Issuances of additional shares will be dilutive to the Company’s existing shareholders.   There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing for to fund its planned activities.

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

Not Applicable.

ITEM 7A          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements together with the report thereon of LBB & Associates Ltd., LLP for the years ended October 31, 2012 and 2011, and the period from inception (October 16, 2008) through October 31, 2012, is set forth as follows:

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

American Liberty Petroleum Corp.

(An Exploration Stage Company)

Bakersfield, California

We have audited the accompanying consolidated balance sheets of American Liberty Petroleum Corp.  (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years then ended and for the period from October 16, 2008 (Inception) to October 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Liberty Petroleum Corp. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and the period from October 16, 2008 (Inception) to October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

February 11, 2013

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2012	2011
ASSETS

Current Assets
Cash	$274,244	$37,259
Prepaid assets	21,554	362,865
Note receivable and interest	-	19,257
Total current assets	295,798	419,381

Oil and gas properties (full cost method)	-	1,101,425
Total assets	$295,798	$1,520,806

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$16,789	$31,383
Total current liabilities	16,789	31,383
Total liabilities	16,789	31,383
Commitments

SHAREHOLDERS' EQUITY
Common Stock, $0.00001 par value, 450,000,000 authorized 105,912,580 and 104,954,167 issued and outstanding at October 31, 2012 and 2011, respectively	1,059	1,050
Additional paid in capital	3,105,597	2,301,107
Deficit accumulated during the exploration stage	(2,827,647)	(812,734)
Total shareholders' equity	279,009	1,489,423

Total liabilities and shareholders' equity	$295,798	$1,520,806

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
	Year Ended		Through
	October 31,		October 31,
	2012	2011	2012
Operating expenses
General and administrative	$592,117	$405,764	$1,395,566
Loss on disposition of oil and gas properties	1,423,439	-	1,423,439
Loss from Operations	(2,015,556)	(405,764)	(2,819,005)
Interest (expense)/ income, net	643	(9,285)	(8,642)
Net loss	$(2,014,913)	$(415,049)	$(2,827,647)
Net loss per share:
Basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	105,517,641	99,710,971

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Year Ended		Through
	October 31,		October 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,014,913)	$(415,049)	$(2,827,647)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated consulting services and expenses	-	-	6,500
Loss on disposition of oil and gas properties	1,423,439	-	1,423,439
Changes in:
Prepaid assets	544,832	(155,467)	275,167
Accounts payable and accrued liabilities	(14,594)	19,197	26,677
NET CASH USED IN OPERATING ACTIVITIES	(61,236)	(551,319)	(1,095,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(643)	(19,257)	(19,900)
Purchase of oil and gas properties	(301,136)	(585,483)	(1,100,492)
NET CASH USED IN INVESTING ACTIVITIES	(301,779)	(604,740)	(1,120,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	600,000	580,000	1,905,500
Proceeds from notes payable - related party	-	585,000	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	600,000	1,165,000	2,490,500

NET CHANGE IN CASH	236,985	8,941	274,244
Cash, beginning of period	37,259	28,318	-
Cash, end of period	$274,244	$37,259	$274,244

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock issued for prepaid assets	$204,499	$93,200	$297,699
Common stock and warrants issued to convert notes payable and accrued interest	$-	$594,886	$594,886
Common stock and warrants issued for oil and gas leases	$-	$-	$302,069
Notes receivable applied to oil and gas properties	$19,900	$-	$19,900

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the Period October 16, 2008 (Date of Inception) to October 31, 2012

				Deficit
			Additional	accumulated
	Common Stock		paid-in	during the
	Number	Amount	capital	exploration	Total

Capital stock issued to founders	140,000,000	$1,400	$(1,400)	$-	$-
Contributed rent and consulting services	-	-	500	-	500
Imputed interest	-	-	2	-	2
Net loss	-	-	-	(1,121)	(1,121)
Balance as of October 31, 2008	140,000,000	1,400	(898)	(1,121)	(619)

Capital stock issued for cash	35,700,000	357	25,143	-	25,500
Contributed rent and consulting services	-	-	6,000	-	6,000
Net loss	-	-	-	(32,763)	(32,763)
Balance as of October 31, 2009	175,700,000	1,757	30,245	(33,884)	(1,882)

Capital stock issued for cash	12,250,000	122	699,878	-	700,000
Capital stock issued for oil and gas interest	3,687,500	37	210,677	-	210,714
Warrants issued for oil & gas interest	-	-	91,355	-	91,355
Treasury stock - cancelled	(98,000,000)	(980)	980	-	-
Net loss	-	-	-	(363,801)	(363,801)
Balance as of October 31, 2010	93,637,500	936	1,033,135	(397,685)	636,386

Debt Conversion	10,500,000	105	594,781	-	594,886
Capital stock issued for cash	666,667	7	579,993	-	580,000
Capital stock issued for consulting services	150,000	2	43,198	-	43,200
Capital stock to be issued for consulting services	-	-	50,000	-	50,000
Net loss	-	-	-	(415,049)	(415,049)
Balance as of October 31, 2011	104,954,167	1,050	2,301,107	(812,734)	1,489,423

Capital stock issued for cash	658,413	6	599,994	-	600,000
Capital stock issued for prepaid assets	300,000	3	204,496	-	204,499
Net loss	-	-	-	(2,014,913)	(2,014,913)
Balance as of October 31, 2012	105,912,580	$1,059	$3,105,597	$(2,827,647)	$279,009

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012

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

STOCK BASED COMPENSATION

We account for stock-based payments using the fair value method in accordance with the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payments based on estimated fair value. Equity-classified share and warrant awards are measured at the grant date based on fair value. Common stock and warrants issued are valued at the estimated fair market value.

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

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized using the units-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated and unproved property costs begins when the properties become proved or their values become impaired. Impairment of unevaluated and unproved prospects is assessed periodically based on a variety of factors, including management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. In the course of preparing each property for use, improvements were made to the property.

Oil and gas properties as of October 31, 2012 and 2011 consist of the acquisition costs incurred by the Company and capitalization of development costs using the full cost method. All current properties are unproved.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Note 2          Note Receivable

In June 2011, the Company purchased a truck on behalf of a vendor in exchange for a promissory note in the amount of $18,656, the purchase price of the vehicle. Payment was received in April 2012. The payment was deposited into an escrow account and the payment was subsequently reclassed to Oil and Gas Properties. The outstanding balance converted was $0 at October 31, 2012.

Note 3          Related Party Transactions

In February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Alvaro Vollmers’ services as director of the Company. From February 2010 to October 31, 2010, the Company paid a total of $76,500 for consulting services provided by Mr. Vollmers. During the twelve months ended October 31, 2012 and 2011 the Company paid a total of $102,000 per year for consulting services provided by Mr. Vollmers. As of October 31, 2012, the Company owed $3,394 to Diamante Services Ltd., which is recorded as accounts payable in the accompanying consolidated financial statements.

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

During the twelve months ended October 31, 2012, Mr. Vollmers paid certain Company expenses in the amount of $23,206, which were reimbursed by the Company. As of October 31, 2012, the Company owes Mr. Vollmers $100.

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

On May 25, 2010, the Company issued 2,187,500 shares of Common Stock to New World Petroleum Corp. at a price of approximately $0.057 per share, as repayment of a $125,000 installment paid on behalf of the Company under the Option Agreement.

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

On October 3, 2011, the Company completed a private placement of 160,000 Units to New World Petroleum Investments. Each Unit consisted of one share of Common Stock, and a Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $0.65 per share at any time until October 3, 2014. The Company sold each Unit at a price of $0.50 per Unit, which represents total proceeds of $80,000. The relative fair value of the Warrants issued was approximately 29% of the proceeds. These shares were issued on May 2, 2012.

In October 2011, the Company authorized the issuance of 100,000 shares of Common Stock to a consultant for services rendered to the Company with a fair market value of $50,000. These shares were issued in May 2012.

On December 31, 2011, the Company authorized the issuance of 50,000 shares of Common Stock to two consultants for services rendered to the Company with a fair market value of $50,000. These shares were issued in February 2012.

On February 2, 2012, the Company completed a private placement of 300,000 Units to New World Petroleum Investments (“New World”) consisting of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at a price of $0.65 per share for a period of three years from the date of issuance of the Units. The gross proceeds from the issuance of the Units were $150,000. The relative fair market value of the warrant on the date of issuance was $75,000.

On April 12, 2012, the Company authorized the issuance of 100,000 shares of Common Stock to Vincent R. Ramirez, for consulting services. The aggregate fair market value of those services was $127,000 on the date of grant. The shares were issued on May 25, 2012.

On April 23, 2012, the Company completed a private placement of 198,413 Units to New World consisting of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at a price of $1.89 per share for a period of three years from the date of issuance of the Units. The gross proceeds from the issuance of the Units were $250,000. The relative fair market value of the warrant on the date of issuance was $131,925. These shares were issued on May 2, 2012.

On May 25, 2012, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. The aggregate fair market value of these shares was $21,500 on the date of grant.

On June 28, 2012, the Company completed a private placement of 1,176,471 Units to New World consisting of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at a price of $0.27 per share for a period of three years from the date of issuance of the Units. Gross proceeds from the sale of the Units were $200,000. The relative fair market value of the warrant on the date of issuance was $93,500. These shares were issued on December 28, 2012.

None of the securities issued in transactions described in this Note 4 to the Financial Statements were registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and accordingly will be subject to all applicable restrictions on sale under such laws.

A summary of warrant activity for the year ended October 31, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding October 31, 2011	25,176,667
Granted	1,674,884
Exercised	-
Forfeited	-
Expired	-
Outstanding October 31, 2012	26,851,551	$0.18	1.24	$2,683,373

Note 5 Income Taxes

The Company has tax losses which may be applied against future taxable income. The Company’s tax rate is 34%. The potential tax benefits arising from these loss carryforwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was approximately $2,828,000 and $813,000 at October 31, 2012 and 2011, respectively. The change in the valuation allowance in each of the periods ending October 31, 2012 and 2011 were $685,100 and $141,100, respectively. The significant components of the deferred tax asset as of October 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carryforwards	$961,400	$276,300
Valuation allowance	(961,400)	(276,300)
Net deferred tax asset	$-	$-

Note 6   Going Concern

These financial statements have been prepared on a going concern basis, which implies American Liberty Petroleum Corp. will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should American Liberty Petroleum Corp. be unable to continue as a going concern. As of October 31, 2012, American Liberty Petroleum Corp has not generated revenues and has accumulated losses of $2,827,647 since inception. The continuation of American Liberty Petroleum Corp. as a going concern is dependent upon the continued financial support from its shareholders, the ability of American Liberty Petroleum Corp. to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

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

Loss on disposition of Oil and Gas Properties

The Company has undertaken negotiations to sell its ownership interest in its Cortez and Gabbs leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property. The Company had determined that it did not wish to continue funding this project, as it is not sure if the project will be economically viable in the future. At this time, the Company cannot assign a value on this lease, as there is insufficient information to be able to do so. Accordingly, the Company has completely written off the value of the property. The amount written off was $1,423,439, which includes the $978 escrow balance. Desert Discoveries is an unrelated third party.

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

Note 8   Commitments

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

Note 9 Subsequent Event

On June 28, 2012, the Company completed a private placement of 1,176,471 Units to New World consisting of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at a price of $0.27 per share for a period of three years from the date of issuance of the Units. Gross proceeds from the sale of the Units were $200,000. The relative fair market value of the warrant on the date of issuance was $93,500. These shares were issued on December 28, 2012.

On December 28, 2012, the Company authorized the issuance of 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. In addition, the Company authorized the issuance of 100,000 shares of its Common Stock to Vincent Ramirez, as compensation for consulting services.

Loss on disposition of Oil and Gas Properties

The Company has undertaken negotiations to sell its ownership interest in its Cortez and Gabbs leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property. The Company had determined that it did not wish to continue funding this project, as it is not sure if the project will be economically viable in the future. At this time, the Company cannot assign a value on this lease, as there is insufficient information to be able to do so. Accordingly, the Company has completely written off the value of the property as it has determined that the property has been impaired. The impairment arises from the Company's determination that the property will not result in a reasonably estimated economic benefit, as of date that the financial statements are released.

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

As of the end of its most recent fiscal year, the Company’s management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of October 31, 2012, such internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officer, director and his age and titles as of October 31, 2012, are as follows:

Name	Age	Position
Alvaro Vollmers	39	Sole Director, President, Secretary and Treasurer

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

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no filings were required, the Company believes that during the fiscal year ended October 31, 2012, all filings required under Section 16(a) have been timely filed, except that it appears from our review that New World and John Rhoden, each of whom beneficially own more than 10% of our common stock, have not filed a Form 3 reflecting such ownership position.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

							Nonqualified
							Deferred	All Other
Name and Principal				Stock Awards	Stock Options	Nonequity	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	($)	($)	Incentive Plan ($)	Earnings ($)	($)	Total ($)
Alvaro Vollmers- (1)	2012	$0	$0	$0	$0	$0	$0	$102,000	$102,000
President, Treasurer, Secretary and sole Director	2011	$0	$0	$0	$0	$0	$0	$102,000	$102,000

(1)	Represents the payment of $8,500 per month for service as the sole director of the Company.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2012, the Company did not have any option, stock and equity incentive plan awards for Mr. Vollmers.

Director Compensation

Diamante Services Ltd. received $8,500 per month during the fiscal years ended October 31, 2012 and 2011 for the services provided by Mr. Vollmers as a director of the Company.  The Company has no other standard arrangement in place or currently contemplated to compensate the Company’s director for his service as a director.

Employment Contracts

The Company has no written employment contracts, termination of employment or change-in-control arrangements with any of its executive officers or directors as of the fiscal year ended October 31, 2012.

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

	Shares Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	Ownership
5% or more beneficial owners:
John Rhoden	31,500,000	29.6%
New World Petroleum Investments, Inc.	26,460,993	24.9%

Directors and Executive Officers
Alvaro Vollmers- President, Treasurer, Secretary and sole Director
4900 California Avenue, Tower B-210
Bakersfield, California 93309	10,500,000	9.8%

Executive Officers and Directors as a Group (1 person)	10,500,000	9.8%

Equity Compensation Plans

The Company has no equity compensation plans with its executive officer and director as of the fiscal year ended October 31, 2012.

Change of Control

The Company is not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a description of transactions since November 1, 2011 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 and in which any of the person who serves as our director and executive officer or with any beneficial owners of more than 5% of our common stock, or entities affiliated with them, had or will have a director or indirect material interest.

On February 2, 2012, the Company completed a private placement of 300,000 Units to New World Petroleum Investments (“New World”) consisting of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at a price of $0.65 per share for a period of three years from the date of issuance of the Units. The gross proceeds from the issuance of the Units were $150,000. The relative fair market value of the warrant on the date of issuance was $75,000. These shares were issued on February 2, 2012.

On April 23, 2012, the Company completed a private placement of 198,413 Units to New World consisting of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at a price of $1.89 per share for a period of three years from the date of issuance of the Units. The gross proceeds from the issuance of the Unites were $250,000. The relative fair market value of the warrant on the date of issuance was $131,925. These shares were issued on May 2, 2012.

On June 28, 2012, the Company completed a private placement of 1,176,471 Units to New World consisting of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at a price of $0.27 per share for a period of three years from the date of issuance of the Units. Gross proceeds from the sale of the Units were $200,000. The relative fair market value of the warrant on the date of issuance was $93,500. These shares were issued on December 28, 2012.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As a result, the Company does not have any independent directors.  During the fiscal year ended October 31, 2012, Mr. Vollmers acted as the Company’s director and principal executive officer.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended October 31, 2012 and 2011 for professional services rendered by the principal accountant for (1) the audit of its annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (2) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”), (3) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”).

	Year Ended	Year Ended
	October 31,	October 31,
	2012	2011
Audit Fees	$33,850	$38,940
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$33,850	$38,940

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

1.	Financial Statements - The following consolidated financial statements of the Company are contained in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accountant

•	Consolidated Balance Sheets as of October 31, 2012 and 2011

•	Consolidated Statements of Operations - For the years ended October 31, 2012 and 2011 and from inception (October 16, 2008) through October 31, 2012

•	Consolidated Statements of Shareholders’ Equity (Deficit) - From inception (October 16, 2008) through October 31, 2012

•	Consolidated Statements of Cash Flows - For the years ended October 31, 2012 and 2011 and from inception (October 16, 2008) through October 31, 2012

•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Current Report on Form 8-K filed on May 24, 2010)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on February 16, 2010)

10.1	Option Agreement dated May 11, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on May 17, 2010)

10.2	First Amendment to Option Agreement dated October 23, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on October 26, 2010)

10.3	Second Amendment to Option Agreement dated February 11, 2011 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on March 28, 2011)

10.4	Promissory Note executed on December 6, 2010 by the Company, as maker, for the benefit of Keyser Resources, Inc., as payee (incorporated by reference to Current Report on Form 8-K filed on December 9, 2010)

10.5	Promissory Note executed on December 9, 2010 by the Company, as maker, for the benefit of Keyser Resources, Inc., as payee (incorporated by reference to Current Report on Form 8-K filed on January 11, 2011)

10.6	Third Amendment to Option Agreement dated June 9, 2011 by and between the Company and Desert Discoveries, LLC (Incorporated by reference to the Company’s Quarterly Report on Form 10Q filed on June 20, 2011).

10.7	Operating Agreement dated August 2, 2011 by and among the Company, Independence Drilling, LLC, Desert Discoveries, LLC, and Edward Traub (Incorporated by reference to the Company’s Quarterly Report on Form 10Q filed on September 19, 2011).

10.8	Operating Agreement dated August 2, 2011 by and among the Company, Independence Drilling, LLC, Desert Discoveries, LLC, Cortez Exploration, LLC, Punto De Luz, LLC and Edward Traub (Incorporated by reference to the Company’s Quarterly Report on Form 10Q filed on September 19, 2011).

21.1	List of Subsidiaries of the Company (incorporated by reference to Annual Report on Form 10-K filed on February 15, 2011)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

Date: February 11, 2013	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN LIBERTY PETROLEUM CORP.

Date: February 11, 2013	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Treasurer and Secretary and Sole Director

