Form 10-Q
period 2013-01-31
American Liberty Petroleum Corp.
filed 2013-03-20
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
Yes  ☐  No  ☒

As of March 13, 2013, there were 107,239,051 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets – January 31, 2013 (Unaudited) and October 31, 2012	3
Consolidated Statements of Operations (Unaudited) – the three months ended January 31, 2013 and 2012, and for the period from October 16, 2008 (Inception) to January 31, 2013	4
Consolidated Statements of Cash Flows (Unaudited) – the three-month periods ended January 31, 2013 and 2012, and for the period from October 16, 2008 (Inception) to January 31, 2013	5
Notes to the Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10

PART II
OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Mine Safety Disclosures	11
Item 5. Other Information	11
Item 6. Exhibits	11
EX-31.1
EX-31.2
EX-32.1
Signatures	12

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash	$185,969	$274,244
Other receivable – related party	12,624	-
Prepaid assets	12,968	21,554
Total current assets	211,561	295,798
Total assets	$211,561	$295,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$22,813	$16,789
Total current liabilities	22,813	16,789
Total liabilities	22,813	16,789

Commitments

SHAREHOLDERS' EQUITY
Common Stock, $0.00001 par value, 450,000,000 authorized; 107,239,051 and 105,912,580 issued and outstanding at January 31, 2013 and October 31, 2012, respectively	1,073	1,059
Additional paid in capital	3,107,584	3,105,597
Deficit accumulated during the exploration stage	(2,919,909)	(2,827,647)
Total shareholders' equity	188,748	279,009
Total liabilities and shareholders' equity	$211,561	$295,798

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JANUARY 31, 2013
(Unaudited)

	Three Months Ended		Inception Through
	January 31,		January 31,
	2013	2012	2013
Operating expenses
General and administrative	$92,262	$124,705	$1,487,828
Loss on disposition of oil and gas properties	-	-	1,423,439
Loss from Operations	(92,262)	(124,705)	(2,911,267)
Interest (expense) income, net	-	376	(8,642)
Net loss	$(92,262)	$(124,329)	$(2,919,909)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	106,572,895	104,954,167

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JANUARY 31, 2013
(Unaudited)

			Inception
	Three Months Ended		Through
	January 31,		January 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,262)	$(124,329)	$(2,919,909)
Adjustment to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	-	-	6,500
Loss on disposition of oil and gas properties	-	-	1,423,439
Changes in:
Other receivable – related party	(12,624)	-	(12,624)
Prepaid assets	10,587	229,305	285,754
Accounts payable and accrued liabilities	6,024	41,440	32,701
NET CASH PROVIDED BY / (USED) IN OPERATING ACTIVITIES	(88,275)	146,416	(1,184,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	-	(376)	(19,900)
Capital expenditures	-	(183,299)	(1,100,492)
NET CASH USED IN INVESTING ACTIVITIES	-	(183,675)	(1,120,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	1,905,500
Proceeds from notes payable - related party	-	-	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	2,490,500

NET CHANGE IN CASH	(88,275)	(37,259)	185,969
Cash, beginning of period	274,244	37,259	-
Cash, end of period	$185,969	$-	$185,969

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock issued for prepaid asset	$2,000	$50,000	$299,699
Common stock and warrants issued to convert notes payable and accrued interest	$-	$-	$594,886
Common stock and warrants issued for oil and gas leases	$-	$-	$302,069
Notes receivable applied to oil and gas properties	$-	$-	$19,900

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp., a Nevada corporation (“ALP” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles.  In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of January 31, 2013 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto.  Interim results for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year as a whole.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

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

Loss on disposition of Oil and Gas Properties

In 2012, the Company began negotiations to sell its ownership interest in its Cortez and Gabbs leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property.  The Company had determined that it did not wish to continue funding this project, as it is not sure if the project will be economically viable in the future.  At this time, the Company cannot assign a value on this lease, as there is insufficient information to be able to do so.  Accordingly, the Company has completely written off the value of the property. Desert Discoveries is an unrelated third party.

Note 3 – Related Party Transactions

Beginning in February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Vollmers’ services as director of the Company.  As of January 31, 2013 Mr. Vollmers was overpaid $12,624 in director’s fees. This balance is being shown as other receivable – related party on the balance sheet. The overpayment was corrected on February 1, 2013 when he was paid his director’s fee.

During the quarter ended January 31, 2013, Mr. Vollmers paid certain Company expenses in the amount of $15,518, which were reimbursed by the Company during the quarter ended January 31, 2013.

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 4 – Common Stock

On June 28, 2012, the Company completed a private placement of 1,176,471 Units to New World consisting of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at a price of $0.27 per share for a period of three years from the date of issuance of the Units.  Gross proceeds from the sale of the Units were $200,000.  The relative fair market value of the warrant on the date of issuance was $93,500.  These shares were issued December 2012.

On December 28, 2012, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board.  The fair market value of the shares on the grant date was $2,000.

On December 28, 2012, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The aggregate fair market value of those shares was $6,000 on the date of grant. The value of the shares was recorded as a prepaid asset for future services to be provided over a six-month term. These shares were authorized for issuance during the year ended October 31, 2012.

None of the securities issued in the above referenced transactions are registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and, accordingly, will be subject to all applicable restrictions on sale under such laws.

Note 5 – Commitments

The Company entered into a Letter of Agreement with Andrew J. Barwicki dated July 15, 2011 (the “Barwicki Agreement”).  Under the Barwicki Agreement, Mr. Barwicki agreed to provide investor relations services to the Company in exchange for a monthly fee of $3,600 per month.  The Company may, at its discretion, make a one-time issuance of 14,000 shares of the Common Stock of the Company to Mr. Barwicki , at which time the monthly fee will be reduced to $3,100 per month.  Either party may terminate the Barwicki Agreement at any time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These forward-looking statements, which may be identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  The Company’s forward-looking statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  Such risks and uncertainties include those set forth under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.  We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company cautions readers not to place undue reliance upon any forward-looking statement contained in this Quarterly Report.  Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

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

Sale of Oil and Gas Properties
During 2012, the Company has undertaken negotiations to sell its ownership interest in its Cortez and Gabbs leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property.  The Company had determined that it did not wish to continue funding this project, as it is not sure if the project will be economically viable in the future.  At this time, the Company cannot assign a value on these leases, as there is insufficient information to be able to do so.  Accordingly, in October 2012, the Company completely wrote off the value of the property.  The amount written off was $1,423,439.

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

We are seeking additional equity financing in order to obtain the capital required to continue operating our business.  In February 2012, the Company issued 300,000 Units in a private placement, for total proceeds of $150,000.  In April 2012, the Company issued 198,413 Units in a private placement, for total proceeds of $250,000.  In June 2012, the Company issued 1,176,471 Units in a private placement for total proceeds of $200,000.  In December 28, 2012, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board.  The fair market value of the shares on the grant date was $2,000.  On December 28, 2012, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The aggregate fair market value of those shares was $6,000 on the date of grant.  The value of the shares was recorded as a prepaid asset for future services to be provided over a six-month term.  These shares were authorized for issuance during the year ended October 31, 2012.  See Note 4 to the Financial Statements.  The proceeds were used for general operating expenses of the Company.

As of January 31, 2013, we had cash on hand of $185,969.  We will require additional financing to sustain our business operations.  We currently do not have any binding arrangements for any third party to provide us additional financing, and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors that we do not control.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Revenue

We have not earned any revenues to date.  We do not anticipate earning substantial revenues from our royalty interest in the foreseeable future.

Operating Expenses

Our operating expenses for the three months ended January 31, 2013 and 2012 consisted of the following:

	Three Months Ended January 31,
	2013	2012
General and Administrative Expenses	$92,262	$124,705
Total General and Administrative Expenses	$92,262	$124,705

General and administrative expenses during the three months ended January 31, 2013 consisted primarily of accounting expenses of $26,311, director fees of $25,000, investor relations expenses of $13,562, legal fees of $12,457 and share-based compensation of $10,500.  General and administrative expenses decreased in 2013 by $32,443 compared to the three months ended January 31, 2012, primarily due to a reduction in share-based compensation costs of $27,141 and SEC filing fees of $11,024, offset by increases in accounting costs of $10,958 and legal fees of $4,433.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At January 31, 2013	At October 31, 2012
Current Assets	$211,561	$295,798
Current Liabilities	(22,813)	(16,789)
Working Capital	$188,748	$279,009

Cash Flows
	Three Months Ended January 31,
	2013	2012
Cash Flows Provided by (Used in) Operating Activities	$(88,275)	$146,416
Cash Flows Used in Investing Activities	-	(183,675)
Cash Flows Provided by Financing Activities	-	-
Net Change In Cash During Period	$(88,275)	$(37,259)

Working capital decreased by $90,261, primarily as the result of a reduction in prepaid assets from the issuance of shares related to share-based compensation.  Our cash balances decreased during the period ended January 31, 2013, primarily as a result of payments to vendors.

Future Financings

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended October 31, 2012 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company completed a private placement of 1,176,471 Units to New World consisting of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at a price of $0.27 per share for a period of three years from the date of issuance of the Units.  Gross proceeds from the sale of the Units were $200,000.  The relative fair market value of the warrant on the date of issuance was $93,500.  These shares were issued in December 2012.

On December 28, 2012, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board.  The shares of Common Stock issued to Mr. Melland and Mr. Pekarek will not be registered under the Securities Act or any state securities laws.  Such shares will be issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and, accordingly, will be subject to all applicable restrictions on sale under federal and state securities laws.  After the issuance in December 2012, Mr. Melland owned an aggregate of 50,000 shares of Common Stock and Dr. Pekarek owned an aggregate of 100,000 shares.

On December 28, 2012, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The aggregate fair market value of those shares was $6,000 on the date of grant.  The value of the shares was recorded as a prepaid asset for future services to be provided over a six-month term.  These shares were authorized for issuance during the year ended October 31, 2012.  After the issuance, Mr. Ramirez owned an aggregate of 200,000 shares of Common Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

Date:	March 18, 2013	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)