Form 10-Q
period 2013-04-30
American Liberty Petroleum Corp.
filed 2013-06-14
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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
Yes  ☐  No  ☒

As of June 5, 2013, there were 107,389,051shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets – April 30, 2013 (Unaudited) and October 31, 2012	3
Consolidated Statements of Operations (Unaudited) – the three and six months ended April 30, 2013 and 2012, and for the period from October 16, 2008 (Inception) to April 30, 2013	4
Consolidated Statements of Cash Flows (Unaudited) – the six-month periods ended April 30, 2013 and 2012, and for the period from October 16, 2008 (Inception) to April 30, 2013	5
Notes to the Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10

PART II
OTHER INFORMATION
Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Mine Safety Disclosures	11
Item 5. Other Information	12
Item 6. Exhibits	12
EX-31.1
EX-31.2
EX-32.1
Signatures	13

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash	$63,001	$274,244
Other receivable – related party	21,124	-
Prepaid assets	16,774	21,554
Total current assets	100,899	295,798
Total assets	$100,899	$295,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,428	$16,789
Total current liabilities	10,428	16,789
Total liabilities	10,428	16,789

Commitments

SHAREHOLDERS' EQUITY
Common Stock, $0.00001 par value, 450,000,000 authorized; 107,239,051 and 105,912,580 issued and outstanding at April 30, 2013 and October 31, 2012, respectively	1,073	1,059
Additional paid in capital	3,109,114	3,105,597
Deficit accumulated during the exploration stage	(3,019,716)	(2,827,647)
Total shareholders' equity	90,471	279,009
Total liabilities and shareholders' equity	$100,899	$295,798

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2013 AND 2012 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH APRIL 30, 2013
(Unaudited)

					Inception
	Three Months Ended		Six Months Ended		Through
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013
Operating expenses
General and administrative	$99,807	$186,406	$192,069	$311,111	$1,587,635
Loss on disposition of oil and gas properties	—	—	—	—	1,423,439
Loss from Operations	(99,807)	(186,406)	(192,069)	(311,111)	(3,011,074)
Interest (expense)/ income, net	—	—	—	376	(8,642)
Net loss	$(99,807)	$(186,406)	$(192,069)	$(310,735)	$(3,019,716)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	107,239,051	105,479,151	106,900,452	105,139,022

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2013 AND 2012 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH APRIL 30, 2013
(Unaudited)

			Inception
	Six Months Ended		Through
	April 30,		April 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(192,069)	$(310,735)	$(3,019,716)
Adjustment to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	—	—	6,500
Loss on disposition of oil and gas properties	—	—	1,423,439
Changes in:
Other receivable – related party	(21,124)	—	(21,124)
Prepaid assets	8,311	279,394	283,478
Accounts payable and accrued liabilities	(6,361)	24,081	20,316
NET CASH USED IN OPERATING ACTIVITIES	(211,243)	(7,260)	(1,307,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	—	(376)	(19,900)
Capital expenditures	—	(183,299)	(1,100,492)
NET CASH USED IN INVESTING ACTIVITIES	—	(183,675)	(1,120,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	400,000	1,905,500
Proceeds from notes payable - related party	—	—	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	400,000	2,490,500

NET CHANGE IN CASH	(211,243)	209,065	63,001
Cash, beginning of period	274,244	37,259	—
Cash, end of period	$63,001	$246,324	$63,001

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non cash transactions:
Common stock issued for prepaid asset	$3,530	$177,000	$301,229
Common stock and warrants issued to convert notes payable and accrued interest	$—	$—	$594,886
Common stock and warrants issued for oil and gas leases	$—	$—	$302,069
Notes receivable applied to oil and gas properties	$—	$—	$19,900

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp., a Nevada corporation (“ALP” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of April 30, 2013 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three and six months ended April 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “ALP” and “the Company” shall mean American Liberty Petroleum Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. Dollars unless otherwise stated.

Note 2 – Related Party Transactions

Beginning in February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Vollmers’ services as director of the Company.  As of April 30, 2013, Mr. Vollmers was overpaid $21,124 in director’s fees.  This balance is being shown as other receivable – related party on the balance sheet. The overpayment was settled in May 2013 when he was awarded his director’s fee.

During the three and six months ended April 30, 2013, Mr. Vollmers paid certain Company expenses in the amount of $8,500 and $24,018, respectively, which were reimbursed by the Company during the period ended April 30, 2013.

Note 3 – Common Stock

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

On December 28, 2012, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The aggregate fair market value of those shares was $6,000 on the grant date. These shares were authorized for issuance during the year ended October 31, 2012.

On June 3, 2013, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. These shares were due on April 12, 2013(grant date). The aggregate fair market value of those shares was $1,530 on the grant date.

None of the securities issued in the above referenced transactions are registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and, accordingly, will be subject to all applicable restrictions on sale under such laws.

Note 4 – Commitments

The Company entered into a Letter of Agreement with Andrew J. Barwicki dated July 15, 2011 (the “Barwicki Agreement”). The agreement was terminated in January 2013.

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

Note 5 – Going Concern

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

Note 6 – Subsequent Events

On June 3, 2013, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The aggregate fair market value of those shares was $1,530 on the date of grant.

On June 3, 2013, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board.  The fair market value of the shares on the grant date was $1,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These forward-looking statements, which may be identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  The Company’s forward-looking statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Item 1A.“Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company cautions readers not to place undue reliance upon any forward-looking statement contained in this Quarterly Report.  Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

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

We are seeking additional equity financing in order to obtain the capital required to continue operating our business. In February 2012, the Company issued 300,000 Units in a private placement, for total proceeds of $150,000.  In April 2012, the Company issued 198,413 Units in a private placement, for total proceeds of $250,000.  In June 2012, the Company issued 1,176,471 Units in a private placement for total proceeds of $200,000. The proceeds were used for general operating expenses of the Company.  In December 28, 2012, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board.  The fair market value of the shares on the grant date was $2,000.  On December 28, 2012, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The aggregate fair market value of those shares was $6,000 on the date of grant. These shares were authorized for issuance during the year ended October 31, 2012.  See Note 3 to the Financial Statements.

As of April 30, 2013, we had cash on hand of $63,001.  We will require additional financing to sustain our business operations.  We currently do not have any binding arrangements for any third party to provide us additional financing, and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors that we do not control.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Revenue

We have not earned any revenues to date. We do not anticipate earning substantial revenues from our royalty interest in the foreseeable future.

Operating Expenses

Our operating expenses for the three months ended April 30, 2013 and 2012 consisted of the following:

	Three Months Ended April 30,
	2013	2012
General and Administrative Expenses	$99,807	$186,406
Total General and Administrative Expenses	$99,807	$186,406

General and administrative expenses during the three months ended April 30, 2013 consisted primarily of accounting expenses of $29,504, director fees of $25,500, investor relations expenses of $10,500, oil leases of $17,173, consulting fees of $6,000, legal fees of $3,071 and share-based compensation of $3,462.  General and administrative expenses during the three months ended April 30, 2012 consisted primarily of consulting fees of $35,000, accounting expenses of $24,113, director fees of $25,000, investor relations expenses of $15,040, legal fees of $15,173, website design expenses of $6,983 and share-based compensation of $54,751.  General and administrative expenses decreased in 2013 by $86,599 compared to the prior year, primarily due to a reduction in share-based compensation costs of $51,289, consulting fees of $29,000, legal fees of $12,102, website design expenses of $6,735 and investor relations expenses of $4,540, offset by a $17,173 payment for an oil lease rental and an increase in accounting costs of $5,391.

Our operating expenses for the six months ended April 30, 2013 and 2012 consisted of the following:

	Six Months Ended April 30,
	2013	2012
General and Administrative Expenses	$192,069	$311,111
Total General and Administrative Expenses	$192,069	$311,111

General and administrative expenses during the six months ended April 30, 2013 consisted primarily of accounting expenses of $55,815, director fees of $50,500, investor relations expenses of $24,062, oil leases of $17,173, legal fees of $15,528, consulting fees of $6,000, rent expense of $3,237 and share-based compensation of $13,962.  General and administrative expenses during the six months ended April 30, 2012 consisted primarily of accounting expenses of $39,466, director fees of $51,000, SEC filing costs of $13,088, rent of $3,796, legal fees of $23,197, share based compensation expenses of $92,392, consulting fees of $35,000, investor relations expenses of $30,165, website design expenses of $10,285.  General and administrative expenses decreased in 2013 by $119,042 compared to the prior year, primarily due to a reduction in share-based compensation costs of $78,430, consulting fees of $29,000, SEC filing fees of $11,927, website design expenses of $8,993, legal fees of $7,669 and investor relations expenses of $6,103, offset by a $17,173 payment for an oil lease rental and an increase in accounting costs of $16,349.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At April 30, 2013	At October 31, 2012
Current Assets	$100,899	$295,798
Current Liabilities	(10,428)	(16,789)
Working Capital	$90,471	$279,009

Cash Flows
	Six Months Ended April 30,
	2013	2012
Cash Flows Used in Operating Activities	$(211,243)	$(7,260)
Cash Flows Used in Investing Activities	—	(183,675)
Cash Flows Provided by Financing Activities	—	400,000
Net Change In Cash During Period	$(211,243)	$209,065

Working capital decreased by $188,538, primarily as the result of a reduction in prepaid assets from the issuance of shares related to share-based compensation.  Our cash balance decreased during the period ended April 30, 2013, primarily as a result of payments to vendors.

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

On June 3, 2013, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board.  The shares of Common Stock issued to Mr. Melland and Mr. Pekarek will not be registered under the Securities Act or any state securities laws. Such shares will be issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and, accordingly, will be subject to all applicable restrictions on sale under federal and state securities laws.  After the issuance in June 2013, Mr. Melland owned an aggregate of 50,000 shares of Common Stock and Dr. Pekarek owned an aggregate of 125,000 shares (see Note 6 - Subsequent Events).

On June 3, 2013, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The aggregate fair market value of those shares was $1,530 on the date of grant. These shares were authorized for issuance during the year ended October 31, 2012.  After the issuance, Mr. Ramirez owned an aggregate of 300,000 shares of Common Stock (see Note 6 - Subsequent Events).

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

AMERICAN LIBERTY PETROLEUM CORP.

Date:	June 14, 2013	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)