Form 10-Q
period 2013-07-31
American Liberty Petroleum Corp.
filed 2013-09-23
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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
Yes  ☐  No  ☒

As of September 23, 2013, there were 107,389,051 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets – July 31, 2013 (Unaudited) and October 31, 2012	3
Consolidated Statements of Operations (Unaudited) – the three and nine months ended July 31, 2013 and 2012, and for the period from October 16, 2008 (Inception) to July 31, 2013	4
Consolidated Statements of Cash Flows (Unaudited) – the nine month ended July 31, 2013 and 2012, and for the period from October 16, 2008 (Inception) to July 31, 2013	5
Notes to the Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10

PART II
OTHER INFORMATION
Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12
EX-31.1
EX-31.2
EX-32.1
Signatures	13

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash	$2,482	$274,244
Prepaid assets	9,721	21,554
Total current assets	12,203	295,798
Total assets	$12,203	$295,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$6,883	$16,789
Total current liabilities	6,883	16,789
Total liabilities	6,883	16,789

Commitments

SHAREHOLDERS' EQUITY

Common Stock, $0.00001 par value, 450,000,000 authorized; 107,389,051 and 105,912,580 issued and outstanding at July 31, 2013 and October 31, 2012, respectively	1,074	1,059
Additional paid in capital	3,110,113	3,105,597
Deficit accumulated during the exploration stage	(3,105,867)	(2,827,647)
Total shareholders' equity	5,320	279,009
Total liabilities and shareholders' equity	$12,203	$295,798

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JULY 31, 2013
(Unaudited)

					Inception
	Three Months Ended		Nine Months Ended		Through
	July 31,		July 31,		July 31,
	2013	2012	2013	2012	2013
Operating expenses
General and administrative	$86,151	$152,847	278,220	463,958	1,673,786
Impairment of oil and gas properties	-	-	-	-	1,423,439
Loss from Operations	(86,151)	(152,847)	(278,220)	(463,958)	(3,097,225)
Interest (expense)/ income, net	-	(267)	-	643	(8,642)
Net loss	$(86,151)	$(152,580)	(278,220)	(463,315)	(3,105,867)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average shares outstanding:
Basic and diluted	107,270,919	105,822,615	107,046,427	105,385,034

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2013 AND 2012 AND PERIOD
FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JULY 31, 2013
(Unaudited)

			Inception
	Nine Months Ended		Through
	July 31,		July 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(278,220)	$(463,315)	$(3,105,867)
Adjustment to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	—	—	6,500
Common stock issued for services	4,531	198,500	302,230
Impairment of oil and gas properties	—	—	1,423,439
Changes in:
Other receivable – related party	—	—	—
Prepaid assets	11,833	267,555	(10,699)
Accounts payable and accrued liabilities	(9,906)	(6,013)	16,771
NET CASH USED IN OPERATING ACTIVITIES	(271,762)	(3,273)	(1,367,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	—	(643)	(19,900)
Capital expenditures	—	(287,226)	(1,100,492)
NET CASH USED IN INVESTING ACTIVITIES	—	(287,869)	(1,120,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	600,000	1,905,500
Proceeds from notes payable - related party	—	—	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	600,000	2,490,500

NET CHANGE IN CASH	(271,762)	308,858	2,482
Cash, beginning of period	274,244	37,259	—
Cash, end of period	$2,482	$346,117	$2,482

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non cash transactions:
Common stock and warrants issued to convert notes payable and accrued interest	$—	$—	$594,886
Common stock and warrants issued for oil and gas leases	$—	$—	$302,069
Notes receivable applied to oil and gas properties	$—	$—	$19,900

The accompanying notes form an integral part of these financial statements

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp., a Nevada corporation (“ALP” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of July 31, 2013 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three and nine months ended July 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “ALP” and “the Company” shall mean American Liberty Petroleum Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. Dollars unless otherwise stated.

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 financial presentation. These reclassifications have no impact on net loss.

Note 2 – Related Party Transactions

Beginning in February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Vollmers’ services as director of the Company.  As of April 30, 2013, Mr. Vollmers was overpaid $21,124 in director’s fees. The overpayment was settled in May 2013 when he was awarded his director’s fee.

During the three and nine months ended July 31, 2013, Mr. Vollmers paid certain Company expenses in the amount of $0 and $24,018, respectively, which were reimbursed by the Company during the period ended July 31, 2013.

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

On June 3, 2013, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The grant date of these shares were on April 12, 2013. The aggregate fair market value of those shares was $1,530 on the date of grant.

On June 3, 2013, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board.  The fair market value of the total shares on the grant date was $1,000.

None of the securities issued in the above referenced transactions are registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and, accordingly, will be subject to all applicable restrictions on sale under such laws.

As of July 31, 2013, the Company had 16,351,551 warrants outstanding.  During the nine months ended July 31, 2013, 10,500,000 warrants expired.

Note 4 – Commitments

The Company entered into a Letter of Agreement with Andrew J. Barwicki dated July 15, 2011 (the “Barwicki Agreement”). The agreement was terminated in January 2013.

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
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

Sale of Oil and Gas Properties
During 2012, the Company had undertaken negotiations to sell its ownership interest in its Cortez and Gabbs leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property.  The Company had determined that it did not wish to continue funding this project, as it is not sure if the project will be economically viable in the future.  As of October 31, 2012, the Company could not assign a value on these leases, as there was insufficient information to be able to do so.  Accordingly, in October 2012, the Company impaired the properties.  The amount written off was $1,423,439.

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

We are seeking additional equity financing in order to obtain the capital required to continue operating our business. In February 2012, the Company issued 300,000 Units in a private placement, for total proceeds of $150,000.  In April 2012, the Company issued 198,413 Units in a private placement, for total proceeds of $250,000.  In June 2012, the Company issued 1,176,471 Units in a private placement for total proceeds of $200,000. The proceeds were used for general operating expenses of the Company.  In December 2012 and June 2013, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board.  The fair market value of the total shares on the grant dates was $2,000 and $1,000, respectively.  In December 2012 and June 2013, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The aggregate fair market value of those shares was $6,000 and $1,530 on the dates of grant, respectively.  See Note 3 to the Financial Statements.

As of July 31, 2013, we had cash on hand of $2,482.  We will require additional financing to sustain our business operations.  We currently do not have any binding arrangements for any third party to provide us additional financing, and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors that we do not control.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Revenue

We have not earned any revenues to date. We do not anticipate earning substantial revenues from our royalty interest in the foreseeable future.

Operating Expenses

Our operating expenses for the three months ended July 31, 2013 and 2012 consisted of the following:

	Three Months Ended July 31,
	2013	2012
General and Administrative Expenses	$86,151	$152,847
Total General and Administrative Expenses	$86,151	$152,847

General and administrative expenses during the three months ended July 31, 2013 consisted primarily of accounting expenses of $9,052, director fees of $25,500, investor relations expenses of $36,124, consulting fees of $6,000, professional fees of $3,990 and share-based compensation of $3,235.  General and administrative expenses during the three months ended July 31, 2012 consisted of accounting expenses of $4,800, director fees of $25,500, SEC filing costs of $883, rent of $1,991, legal fees of $4,204, share based compensation expenses of $83,747, investor relations expenses of $16,960, professional fees of $2,987, travel and entertainment expenses of $8,107, and office expenses of $3,668.  General and administrative expenses decreased in 2013 by $66,696 compared to the prior year, primarily due to a reduction in share-based compensation costs of $80,512 and legal fees of $42,04, offset by an increase in investor relations of $19,164.

Our operating expenses for the nine months ended July 31, 2013 and 2012 consisted of the following:

	Nine Months Ended July 31,
	2013	2012
General and Administrative Expenses	$278,220	$463,958
Total General and Administrative Expenses	$278,220	$463,958

General and administrative expenses during the nine months ended July 31, 2013 consisted primarily of accounting expenses of $64,868, director fees of $76,000, investor relations expenses of $60,186, other lease expenses of $17,173, legal fees of $15,528, consulting fees of $12,000, rent expense of $4,903, travel and entertainment expenses of $3,031 professional fees of $3,990 and share-based compensation of $17,197.  General and administrative expenses during the nine months ended July 31, 2012 consisted primarily of accounting expenses of $44,266, director fees of $76,500, SEC filing costs of $13,971, rent of $5,787, legal fees of $27,401, share based compensation expenses of $176,139, investor relations expenses of $47,125, professional fees of $35,997, travel and entertainment expenses of $15,900 and office expenses of $20,872.  General and administrative expenses decreased in 2013 by $185,738 compared to the prior year, primarily due to a reduction in share-based compensation costs of $158,942, consulting fees of $23,000, legal fees of $11,873 and travel and entertainment expenses of $12,869 offset by an increase in accounting expense of $20,602 and investor relations of $13,061.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At July 31, 2013	At October 31, 2012
Current Assets	$12,203	$295,798
Current Liabilities	(6,883)	(16,789)
Working Capital	$5,320	$279,009

Cash Flows
	Nine Months Ended July 31,
	2013	2012
Cash Flows Used in Operating Activities	$(271,762)	$(3,273)
Cash Flows Used in Investing Activities	—	(287,869)
Cash Flows Provided by Financing Activities	—	600,000
Net Change In Cash During Period	$(271,762)	$308,858

Working capital decreased by $273,689, primarily due to the reduction in prepaid assets from the issuance of shares related to share-based compensation.  Our cash balance decreased during the period ended July 31, 2013, primarily as a result of payments to vendors.

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

On June 3, 2013, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board.  The shares of Common Stock issued to Mr. Melland and Mr. Pekarek will not be registered under the Securities Act or any state securities laws. Such shares will be issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and, accordingly, will be subject to all applicable restrictions on sale under federal and state securities laws.  After the issuance in June 2013, Mr. Melland owned an aggregate of 50,000 shares of Common Stock and Dr. Pekarek owned an aggregate of 125,000 shares

On June 3, 2013, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The aggregate fair market value of those shares was $1,530 on the date of grant. These shares were authorized for issuance during the year ended October 31, 2012.  After the issuance, Mr. Ramirez owned an aggregate of 300,000 shares of Common Stock.

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

AMERICAN LIBERTY PETROLEUM CORP.

Date:	September 23, 2013	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)