Form 10-K
period 2013-10-31
American Liberty Petroleum Corp.
filed 2014-02-12
CIK 1451929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
for the fiscal year ended October 31, 2013

or

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
for the transition period from _____to _____

COMMISSION FILE NUMBER: 000-54004

AMERICAN LIBERTY PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0599151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11251 Richmond Avenue, Suite F101
Houston, Texas 77082
 (Address of principal executive offices)

(281) 600 – 6000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of April 30, 2013 was $3,075,469 using 2,295,126 shares at $1.34 per share. For the purpose of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of February 11, 2014, 107,389,051 shares of common stock, $0.00001 par value per share, were outstanding.

AMERICAN LIBERTY PETROLEUM CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2013

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

The disclosures set forth in this report should be read in conjunction with our consolidated financial statements and notes thereto for the year ended October 31, 2013. Because of the nature of a relatively new company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

ITEM 1.            BUSINESS

Organization and Background

The Company was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation”. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.  The Company underwent a change in management in January 2010. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this new business focus by pursuing interests in oil and natural gas properties by acquiring leases, such as the Leases described below. The Company plans to act as an operator, which means the Company will directly manage exploration, drilling and development activities, as well as seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

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

Business

The Company is currently an exploration stage company and has no products or services, customers or ongoing sources of revenue. The Company currently has no employees, other than its Chairman and President.

Sale of Oil and Gas Properties
In 2012, the Company sold its ownership interest in its Cortez and Gabbs leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property. The Company determined that it did not wish to continue funding this project, as it was not sure if the project will be economically viable in the future. The Company could not assign a value on these leases, as there was insufficient information to be able to do so. Accordingly, the Company wrote off the value of the property. The amount written off was $1,423,439 during the year ended October 31, 2012.

Independent Contractor Agreement; Establishment of Advisory Board

Effective as of April 12, 2011, the Company entered into an agreement with Vincent Ramirez, pursuant to which Mr. Ramirez will provide services to the Company similar to those provided by a Vice President of Operations (the “Independent Contractor Agreement”). Mr. Ramirez will perform the services as an independent contractor, and not as an employee, of the Company. Instead of receiving cash compensation, Mr. Ramirez was entitled to receive 100,000 shares of Common Stock when the Independent Contractor Agreement was signed, and will receive an additional 100,000 on each 6-month anniversary date. The Independent Contractor Agreement expires at the end of the initial 180-day period, but automatically renews for an additional 180-day period unless terminated in accordance with the Agreement. The Company has issued 300,000 shares of Common Stock to Mr. Ramirez pursuant to this Independent Contractor Agreement.  See Note 3 to the Financial Statements.

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

In consideration for their respective services, Mr. Melland and Mr. Pekarek will each receive 25,000 shares of Common Stock on each June 30 and December 31 of each calendar year of service. The Company has issued 100,000 shares of Common Stock in the aggregate to each of Mr. Melland and Dr. Pekarek.  As of October 31, 2013, Mr. Melland had 50,000 shares of Common Stock and Mr. Pekarek currently has 125,000 shares of Common Stock, as they have sold a portion of the shares they received under their agreements.

Neither the shares of Common Stock issued to Mr. Ramirez under the Independent Contractor Agreement, nor the shares of Common Stock issued to Mr. Melland and Mr. Pekarek under their respective agreements with the Company, have been registered under the Securities Act, or any state securities laws, and accordingly will be subject to all applicable restrictions on sale under such laws.

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

Employees

The Company does not have any active employees, except its Chairman and President.
ITEM 1A.         RISK FACTORS.

If we do not obtain additional financing, our business will fail.

As of October 31, 2013, we had no cash on hand. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the exploration of any oil and natural gas leases we may acquire.

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

We have incurred net losses of $3,143,159 for the period from our inception on October 16, 2008 to October 31, 2013, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of oil and natural gas leases, including the Leases. These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in the Company is suitable.

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

There are several governmental regulations that materially restrict oil and natural gas exploration. We will be subject to state and federal laws of the State of Nevada, the State of Texas, and the United States of America as we carry out our exploration program on the Leases. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the development and production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the development and production program if the project continues to that stage.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.            PROPERTIES.

The Company does not own any physical property or own any real property.  The Company is provided use of the Chairman’s leased office space at 11251 Richmond Avenue, Suite F101, Houston, Texas 77082 at no cost.
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

Year 2013	High	Low
Quarter ended October 31, 2013	$0.02	$0.01
Quarter ended July 31, 2013	$0.03	$0.01
Quarter ended April 30, 2013	$0.04	$0.01
Quarter ended January 31, 2013	$0.07	$0.03

The transfer agent and registrar for the Company’s common stock is Signature Stock Transfer, Inc., PMB 317, 2632 Coach Light Ct, Plano, Texas 75093.

Holders of Common Stock

As of February 11, 2014, there are 107,389,051 shares of common stock issued and outstanding.  These shares of common stock are held of record by 8 registered shareholders.

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

The Company acquired the Leases on June 27, 2011. From May 11, 2010 to June 27, 2011, the Company paid option fees to Desert Discoveries totaling $1,150,000 in order to acquire the option to purchase the Leases. Of the $1,150,000, $850,000 was placed into escrow to pay for expenses associated with exploring and developing the Leases. To date, the operator has spent $849,022 on the exploration and production of the Paradise Unit 2-12 well, and exploration on the original Leases. Under the Joint Operating Agreements, the Company is responsible for its share of expenses related to the exploration and development on the Leases after the Escrow Funds have been depleted. The Company currently does not have the funds available for its share of those expenses and sold its ownership interests in its leases during the fiscal year ended October 31, 2012.

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

Results of Operations - Year Ended October 31, 2013 versus Year Ended October 31, 2012

Summary of Year End Results
	Year Ended October 31, 2013	Year ended October 31, 2012	Percentage Increase/Decrease
Revenue	$-	$-	-
Expenses
Consulting services	148,371	377,306	(61)%
General & administrative	70,428	110,733	(36)%
Rent	6,283	7,741	(19)%
Legal and accounting	89,250	92,010	(3)%
Bank fees	1,180	4,327	(73)%
Loss on disposition of oil and gas properties	-	1,423,439	(100)%
Total Operating Expenses	315,512	2,015,556	(84)%
Loss from Operations	315,512	2,015,556	(84)%
Other (income) expense
Interest (income) expense, net	-	(643)	(100)%
Net Loss	$(315,512)	$(2,014,913)	(84)%

Revenue

The Company has not earned any revenues to date.

Expenses

Consulting services decreased by $228,935 from $377,306 in FY2012 to $148,371 in FY 2013 due to the reduction in consulting fees related to oil and gas exploration activities subsequent to the sale of the Company’s oil and gas properties.  General and administrative decreased $40,305 from $110,733 in FY 2012 to $70,428 in FY 2013 due to reductions in investor relations costs of $23,003 and stock transfer agent fees of $13,895. Rent decreased by $1,458 in FY 2013 compared to FY 2012. Legal and accounting decreased by $2,760 due to lower legal fees in FY 2013. Bank fees decreased by $3,147 due to a decrease in monthly bank charges during FY 2013. The Company has sold its ownership interest in its leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property.

Going Concern

The report of the Company’s independent registered public accounting firm on the financial statements for the years ended October 31, 2013 and 2012 includes a paragraph relating to substantial doubt or uncertainty in the Company’s ability to continue as a going concern, which means that there is substantial doubt that the Company can continue on an on-going business for the next twelve months unless it obtains additional capital to pay the cost and expense of running its business. The independent registered public accounting firm is raising this concern in part because the Company has not generated any revenues to date, it has generated a cumulative net loss of $3,143,159 since inception and no revenues are anticipated until the Company begins its operations. For fiscal year 2013, the Company will need to raise additional capital in order to continue to pursue investment opportunities. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to finance its planned operations and there are no assurances that it will be able to obtain the necessary financing in the foreseeable future.

Liquidity and Capital Resources

Working Capital (Deficit)

	At October 31, 2013	At October 31, 2012	Percentage Increase/Decrease
Current Assets	$-	$295,798	(100)%
Current Liabilities	$31,972	$16,789	90%
Working Capital (Deficit)	$(31,972)	$279,009	(111)%

Working capital (deficit) is the amount by which current assets exceed current liabilities, and the Company’s working capital decreased from $279,009 as of October 31, 2012 to a working capital deficit of $31,972 as of October 31, 2013.  This decrease is attributable to a decrease in prepaid assets of $21,554, a decrease in cash of $274,244 and an increase in accounts payable of $15,183.

Cash Flow - Year Ended October 31, 2013 versus Year Ended October 31, 2012

	Year Ended October 31, 2013	Year ended October 31, 2012
Net Cash Flows used in Operating Activities	$(274,244)	$(61,236)
Net Cash Flows used in Investing Activities	$-	$(301,779)
Net Cash Flows from Financing Activities	$-	$600,000
Net Increase/(Decrease) in Cash During Period	$(274,244)	$236,985

Net cash flow used in operating activities in 2013 was $274,244 which was primarily attributable to a net loss of $315,512 for the fiscal year ended October 31, 2013 and a decrease of $21,554 in prepaid escrow funds.

Net cash flow used in investing activities was $0.

Net cash flow from financing activities decreased by $600,000 primarily as the result of no private placements of debt and equity securities the Company conducted throughout the fiscal year ended October 31, 2013.

Financing Requirements

From its inception on October 16, 2008 to October 31, 2013, the Company has used a combination of debt and equity to raise money for its corporate and operating expenses. During the fiscal year ended October 31, 2013, the Company has financed its operations through the balance of private placement that was completed in June 2012.

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

Since its inception, the Company has incurred cumulative losses of $3,143,159 and is dependent upon obtaining financing to pursue any activities.  The Company expects to continue to incur substantial losses until it completes the development of its business.  The Company anticipates continuing to rely on private equity and debt transactions in order to continue to fund its business operations.  Issuances of additional shares will be dilutive to the Company’s existing shareholders.   There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing for to fund its planned activities.

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

Not Applicable.

ITEM 7A          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements together with the report thereon of LBB & Associates Ltd., LLP for the years ended October 31, 2013 and 2012, and the period from inception (October 16, 2008) through October 31, 2013, is set forth as follows:

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Liberty Petroleum Corp.
(An Exploration Stage Company)
Bakersfield, California

We have audited the accompanying consolidated balance sheets of American Liberty Petroleum Corp.  (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years then ended and for the period from October 16, 2008 (Inception) to October 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Liberty Petroleum Corp. as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and the period from October 16, 2008 (Inception) to October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
February 12, 2014

AMERICAN LIBERTY PETROLEUM CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2013	2012
ASSETS

Current Assets
Cash	$-	$274,244
Prepaid assets	-	21,554
Total current assets	-	295,798
Total assets	$-	$295,798

LIABILITIES AND SHAREHOLDERS' (DEFICIT)EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$31,972	$16,789
Total current liabilities	31,972	16,789
Total liabilities	31,972	16,789

Commitments

SHAREHOLDERS' (DEFICIT) EQUITY
Common Stock, $0.00001 par value, 450,000,000 authorized 107,389,051 and 105,912,580 issued and outstanding at October 31, 2013 and 2012, respectively	1,074	1,059
Additional paid in capital	3,110,113	3,105,597
Deficit accumulated during the exploration stage	(3,143,159)	(2,827,647)
Total shareholders' (deficit) equity	(31,972)	279,009

Total liabilities and shareholders' (deficit) equity	$-	$295,798

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
	Year Ended		Through
	October 31,		October 31,
	2013	2012	2013
Operating expenses
General and administrative	$315,512	$592,117	$1,711,078
Loss on disposition of oil and gas properties	-	1,423,439	1,423,439
Loss from Operations	(315,512)	(2,015,556)	(3,134,517)
Interest (expense)/ income, net	-	643	(8,642)
Net loss	$(315,512)	$(2,014,913)	$(3,143,159)
Net loss per share:
Basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	107,132,787	105,517,641

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Year Ended		Through
	October 31,		October 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(315,512)	$(2,014,913)	$(3,143,159)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated consulting services and expenses	-	-	6,500
Stock based compensation	4,531	-	4,531
Loss on disposition of oil and gas properties	-	1,423,439	1,423,439
Changes in:
Prepaid assets	21,554	544,832	296,721
Accounts payable and accrued liabilities	15,183	(14,594)	41,860
NET CASH USED IN OPERATING ACTIVITIES	(274,244)	(61,236)	(1,370,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	-	(643)	(19,900)
Purchase of oil and gas properties	-	(301,136)	(1,100,492)
NET CASH USED IN INVESTING ACTIVITIES	-	(301,779)	(1,120,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	600,000	1,905,500
Proceeds from notes payable - related party	-	-	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	600,000	2,490,500

NET CHANGE IN CASH	(274,244)	236,985	-
Cash, beginning of period	274,244	37,259	-
Cash, end of period	$-	$274,244	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Common stock issued for prepaid assets	$-	$204,499	$297,699
Common stock and warrants issued to convert notes payable and accrued interest	$-	$-	$594,886
Common stock and warrants issued for oil and gas leases	$-	$-	$302,069
Notes receivable applied to oil and gas properties	$-	$19,900	$19,900

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Period October 16, 2008 (Date of Inception) to October 31, 2013

				Deficit
			Additional	accumulated
	Common Stock		paid-in	during the
	Number	Amount	capital	exploration stage	Total

Capital stock issued to founders	140,000,000	$1,400	$(1,400)	$-	$-
Contributed rent and consulting services	-	-	500	-	500
Imputed interest	-	-	2	-	2
Net loss	-	-	-	(1,121)	(1,121)
Balance as of October 31, 2008	140,000,000	1,400	(898)	(1,121)	(619)

Capital stock issued for cash	35,700,000	357	25,143	-	25,500
Contributed rent and consulting services	-	-	6,000	-	6,000
Net loss	-	-	-	(32,763)	(32,763)
Balance as of October 31, 2009	175,700,000	1,757	30,245	(33,884)	(1,882)

Capital stock issued for cash	12,250,000	122	699,878	-	700,000
Capital stock issued for oil and gas interest	3,687,500	37	210,677	-	210,714
Warrants issued for oil & gas interest	-	-	91,355	-	91,355
Treasury stock - cancelled	(98,000,000)	(980)	980	-	-
Net loss	-	-	-	(363,801)	(363,801)
Balance as of October 31, 2010	93,637,500	936	1,033,135	(397,685)	636,386

Debt Conversion	10,500,000	105	594,781	-	594,886
Capital stock issued for cash	666,667	7	579,993	-	580,000
Capital stock issued for consulting services	150,000	2	43,198	-	43,200
Capital stock to be issued for consulting services	-	-	50,000	-	50,000
Net loss	-	-	-	(415,049)	(415,049)
Balance as of October 31, 2011	104,954,167	1,050	2,301,107	(812,734)	1,489,423

Capital stock issued for cash	658,413	6	599,994	-	600,000
Capital stock issued for prepaid assets	300,000	3	204,496	-	204,499
Net loss	-	-	-	(2,014,913)	(2,014,913)
Balance as of October 31, 2012	105,912,580	1,059	3,105,597	(2,827,647)	279,009

Capital stock issued for prior year private placement	1,176,471	12	(12)	-	-
Capital stock issued for services	300,000	3	4,528	-	4,531
Net loss	-	-	-	(315,512)	(315,512)
Balance as of October 31, 2013	107,389,051	$1,074	$3,110,113	$(3,143,159)	$(31,972)

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.
 (An Exploration Stage Company)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 October 31, 2013

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, True American Energy Corporation.  All inter-company transactions and accounts have been eliminated.

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

STOCK BASED COMPENSATION

We account for stock-based payments using the fair value method in accordance with the provisions of ASC 718, Compensation - Stock Compensation , which requires the measurement and recognition of compensation expense for all share-based payments based on estimated fair value. Equity-classified share and warrant awards are measured at the grant date based on fair value. Common stock and warrants issued are valued at the estimated fair market value.

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

EXPLORATION STAGE COMPANY

The Company complies with Financial Accounting Standards Codification (“ASC”) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage enterprise.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Note 2          Related Party Transactions

In February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Alvaro Vollmers’ services as director of the Company.  During the years ended October 31, 2013 and 2012 the Company paid a total of $102,000 for consulting services provided by Mr. Vollmers.  As of October 31, 2013, the Company owed $17,000 to Diamante Services Ltd., which is recorded as accounts payable in the accompanying consolidated financial statements.

During the year ended October 31, 2013, Mr. Vollmers paid certain Company expenses in the amount of $61,660, which were reimbursed by the Company.

Note 3          Common Stock

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

On December 28, 2012, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board. The aggregate fair market value of those shares was $2,000 on the date of grant.

On December 28, 2012, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The shares were authorized for issuance during the year ended October 31, 2012.

On June 3, 2013, the Company issued 100,000 shares of Common Stock to Vincent R. Ramirez, as compensation for consulting services. The grant date of these shares was April 12, 2013. The aggregate fair market value of those shares was $1,531 on the date of grant.

On June 3, 2013, the Company issued 25,000 shares of Common Stock to each of James E. Melland and Alfred H. Pekarek for serving on the Company’s Advisory Board.  The fair market value of the total shares on the grant date was $1,000.

None of the securities issued in transactions described in this Note 3 to the Financial Statements were registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and accordingly will be subject to all applicable restrictions on sale under such laws.

A summary of warrant activity for the year ended October 31, 2013 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding October 31, 2012	26,851,551	$0.18	1.24	$2,683,373
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	12,250,000	-	-	-
Outstanding October 31, 2013	14,601,551	$0.16	2.27	$2,169,961

Note 4                      Income Taxes

The Company has tax losses which may be applied against future taxable income. The Company’s tax rate is 34%. The potential tax benefits arising from these loss carryforwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was approximately $3,144,000 and $2,828,000 at October 31, 2013 and 2012, respectively. The change in the valuation allowance in each of the periods ending October 31, 2013 and 2012 were $107,300 and $685,100, respectively. The significant components of the deferred tax asset as of October 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carryforwards	$1,068,700	$961,400
Valuation allowance	(1,068,700)	(961,400)
Net deferred tax asset	$-	$-

Note 5   Going Concern

These financial statements have been prepared on a going concern basis, which implies American Liberty Petroleum Corp. will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should American Liberty Petroleum Corp. be unable to continue as a going concern. As of October 31, 2013, American Liberty Petroleum Corp has not generated revenues and has accumulated losses of $3,143,159 since inception. The continuation of American Liberty Petroleum Corp. as a going concern is dependent upon the continued financial support from its shareholders, the ability of American Liberty Petroleum Corp. to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

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

Note 6   Oil and Gas Properties

Loss on disposition of Oil and Gas Properties
During 2012, the Company sold its ownership interest in its Cortez and Gabbs leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property. The Company had determined that it did not wish to continue funding this project, as it is not sure if the project will be economically viable in the future. As of October 31, 2012, the Company could not assign a value on this lease, as there was insufficient information to be able to do so. Accordingly, in October 2012, the Company impaired value of the properties. The amount written off was $1,423,439.

Note 7                      Subsequent Event

In January 2014, the Company appointed new directors and officers and the previous sole director and Chief Executive Officer of the Company resigned from his positions.

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

As of the end of its most recent fiscal year, the Company’s management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of October 31, 2013, such internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. There was a change in management effective January 2014 as disclosed in the accompanying consolidated financial statements.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officer, director and his age and titles as of October 31, 2013, are as follows:

Name	Age	Position
Alvaro Vollmers	40	Sole Director, President, Secretary and Treasurer

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

In January 2014, Mr. Hunter M.A. Carr, Mr. Robert C. Rhodes and Mr. Steven M. Plumb were elected to serve on the Board of Directors of the Company (the Board) and Mr. Volmers resigned from his positions on the Board and as President, Secretary and Treasurer.  Mr. Carr was elected to serve as Chairman of the Board, Mr. Rhodes was elected to serve as President and Chief Executive Officer and Mr. Plumb was elected to serve as Chief Financial Officer, Vice President of Finance, Secretary and Treasurer.

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

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no filings were required, the Company believes that during the fiscal year ended October 31, 2013, all filings required under Section 16(a) have been timely filed, except that it appears from our review that New World and John Rhoden, each of whom beneficially own more than 10% of our common stock, have not filed a Form 3 reflecting such ownership position.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

							Nonqualified
							Deferred	All Other
Name and Principal				Stock Awards	Stock Options	Nonequity	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	($)	($)	Incentive Plan ($)	Earnings ($)	($)	Total ($)
Alvaro Vollmers- (1) President, Treasurer, Secretary and sole Director	2013	$0	$0	$0	$0	$0	$0	$102,000	$102,000
Alvaro Vollmers- (1) President, Treasurer, Secretary and sole Director	2012	$0	$0	$0	$0	$0	$0	$102,000	$102,000
Alvaro Vollmers– (1) President, Treasurer, Secretary and sole Director	2011	$0	$0	$0	$0	$0	$0	$102,000	$102,000

(1)	Represents the payment of $8,500 per month for service as President, Treasurer, Secretary and the sole director of the Company.

In January 2014, Mr. Hunter M.A. Carr, Mr. Robert C. Rhodes and Mr. Steven M. Plumb were elected to serve on the Board of Directors of the Company (the Board) and Mr. Vollmers resigned from his positions on the Board and as President, Secretary and Treasurer.  Mr. Carr was elected to serve as Chairman of the Board, Mr. Rhodes was elected to serve as President and Chief Executive Officer and Mr. Plumb was elected to serve as Chief Financial Officer, Vice President of Finance, Secretary and Treasurer.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2013, the Company did not have any option, stock and equity incentive plan awards for Mr. Vollmers.

Director Compensation

Diamante Services Ltd. received $8,500 per month during the fiscal years ended October 31, 2013 and 2012 for the services provided by Mr. Vollmers as a director of the Company.  The Company has no other standard arrangement in place or currently contemplated to compensate the Company’s director for his service as a director.

Employment Contracts

The Company has no written employment contracts, termination of employment or change-in-control arrangements with any of its executive officers or directors as of the fiscal year ended October 31, 2013.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of October 31, 2013 by: (i) each person (including any group) known to the Company to own more than five percent of any class of its voting securities; (ii) each of its directors; (iii) each of its named executive officers; and (iv) the executive officers and directors as a group.  Shares of common stock relating to options, warrants or convertible securities currently exercisable, or exercisable within 60 days of January 31, 2013 are deemed outstanding for computing the percentage of the person beneficially owning such securities but are not deemed outstanding for computing the percentage of any other person.  Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned, subject to applicable community property laws.

	Shares Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	Ownership
5% or more beneficial owners:
John Rhoden	31,500,000	29.3%
New World Petroleum Investments, Inc.	27,439,051	25.3%

Directors and Executive Officers
Alvaro Vollmers- President, Treasurer, Secretary and sole Director
4900 California Avenue, Tower B-210
Bakersfield, California 93309	10,500,000	9.8%

Executive Officers and Directors as a Group (1 person)	10,500,000	9.8%

Equity Compensation Plans

The Company has no equity compensation plans with its executive officer and director as of the fiscal year ended October 31, 2013.

Change of Control

The Company is not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a description of transactions since November 1, 2012 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 and in which any of the person who serves as our director and executive officer or with any beneficial owners of more than 5% of our common stock, or entities affiliated with them, had or will have a director or indirect material interest.

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

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As a result, the Company does not have any independent directors.  During the fiscal year ended October 31, 2013, Mr. Vollmers acted as the Company’s director and principal executive officer.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended October 31, 2013 and 2012 for professional services rendered by the principal accountant for (1) the audit of its annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (2) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”), (3) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”).

	Year Ended	Year Ended
	October 31,	October 31,
	2013	2012
Audit Fees	$46,590	$33,850
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$46,590	$33,850

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

1.	Financial Statements - The following consolidated financial statements of the Company are contained in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accountant

•	Consolidated Balance Sheets as of October 31, 2013 and 2012

•	Consolidated Statements of Operations - For the years ended October 31, 2013 and 2012 and from inception (October 16, 2008) through October 31, 2013

•	Consolidated Statements of Shareholders’ Equity (Deficit) - From inception (October 16, 2008) through October 31, 2013

•	Consolidated Statements of Cash Flows - For the years ended October 31, 2013 and 2012 and from inception (October 16, 2008) through October 31, 2013

•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Current Report on Form 8-K filed on May 24, 2010)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on February 16, 2010)

10.1	Option Agreement dated May 11, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on May 17, 2010)

10.2	First Amendment to Option Agreement dated October 23, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on October 26, 2010)

10.3	Second Amendment to Option Agreement dated February 11, 2011 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on March 28, 2011)

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

AMERICAN LIBERTY PETROLEUM CORP.

Date: February 12, 2014	By:	/s/ Robert C. Rhodes
ROBERT C. RHODES
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 12, 2014.

AMERICAN LIBERTY PETROLEUM CORP.

Signature	Title

/s/ Hunter M.A. Carr	Chairman
Hunter M. A. Carr

/s/ Robert C. Rhodes	Director and Chief Executive Officer
Robert C. Rhodes

/s/ Steven M. Plumb	Director and Chief Financial Officer, Treasurer and Secretary
Steven M. Plumb

