Form 10-Q
period 2014-01-31
American Liberty Petroleum Corp.
filed 2014-03-24
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of March 21, 2014, there were 107,389,051 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements	1
Consolidated Balance Sheets – January 31, 2014 and October 31, 2013 (Unaudited)	1
Consolidated Statements of Operations – the three months ended January 31, 2014 and 2013, and for the period from October 16, 2008 (Inception) to January 31, 2014 (Unaudited)	2
Consolidated Statements of Cash Flows – the three-month periods ended January 31, 2014 and 2013, and for the period from October 16, 2008 (Inception) to January 31, 2014 (Unaudited)	3
Notes to the Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4. Controls and Procedures	8

PART II
OTHER INFORMATION
Item 1. Legal Proceedings	9
Item 1A. Risk Factors	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	9
Item 4. Mine Safety Disclosures	9
Item 5. Other Information	9
Item 6. Exhibits	9
EX-31.1
EX-31.2
EX-32.1
Signatures	10

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2014	2013

ASSETS

Assets	$–	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$44,129	$31,972
Total current liabilities	44,129	31,972
Total liabilities	44,129	31,972

Commitments

SHAREHOLDERS' DEFICIT

Common Stock, $0.00001 par value, 450,000,000 authorized; 107,389,051 issued and outstanding at January 31, 2014 and October 31, 2013, respectively	1,074	1,074
Additional paid in capital	3,110,113	3,110,113
Deficit accumulated during the exploration stage	(3,155,316)	(3,143,159)
Total shareholders' deficit	(44,129)	(31,972)
Total liabilities and shareholders' deficit	$–	$–

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2014 AND 2013 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JANUARY 31, 2014

(Unaudited)

	Three Months Ended		Inception Through
	January 31,		January 31,
	2014	2013	2014
Operating expenses
General and administrative	$12,157	$92,262	$1,723,235
Loss on disposition of oil and gas properties	–	–	1,423,439
Loss from Operations	(12,157)	(92,262)	(3,146,674)
Interest (expense) income, net	–	–	(8,642)
Net loss	$(12,157)	$(92,262)	$(3,155,316)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	107,389,051	106,572,895

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2014 AND 2013 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JANUARY 31, 2014

(Unaudited)

			Inception
	Three Months Ended		Through
	January 31,		January 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,157)	$(92,262)	$(3,155,316)
Adjustment to reconcile net loss to net cash used in operating activities
Common stock issued for services	–	–	4,531
Donated consulting services and expenses	–	–	6,500
Loss on disposition of oil and gas properties	–	–	1,423,439
Changes in:
Other receivable – related party	–	(12,624)	–
Prepaid assets	–	10,587	296,721
Accounts payable and accrued liabilities	12,157	6,024	54,017
NET CASH PROVIDED BY / (USED) IN OPERATING ACTIVITIES	–	(88,275)	(1,370,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	–	–	(19,900)
Capital expenditures	–	–	(1,100,492)
NET CASH USED IN INVESTING ACTIVITIES	–	–	(1,120,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	–	–	1,905,500
Proceeds from notes payable - related party	–	–	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	–	2,490,500

NET CHANGE IN CASH	–	(88,275)	–
Cash, beginning of period	–	274,244	–
Cash, end of period	$–	$185,969	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

Non cash transactions:
Common stock issued for prepaid asset	$–	$2,000	$297,699
Common stock and warrants issued to convert notes payable and accrued interest	$–	$–	$594,886
Common stock and warrants issued for oil and gas leases	$–	$–	$302,069
Notes receivable applied to oil and gas properties	$–	$–	$19,900

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp., a Nevada corporation (“ALP” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles.  In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of January 31, 2014 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto.  Interim results for the three months ended January 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year as a whole.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

Loss on disposition of Oil and Gas Properties

In 2012, the Company began negotiations to sell its ownership interest in its Cortez and Gabbs leases to Desert Discoveries in exchange for a 2% overriding royalty interest in the lease should there be any future revenues derived from the property. The Company had determined that it did not wish to continue funding this project, as it is not sure if the project will be economically viable in the future. At this time, the Company cannot assign a value on this lease, as there is insufficient information to be able to do so. Accordingly, the Company completely wrote off the value of the property in 2012. Desert Discoveries is an unrelated third party.

Note 3 – Related Party Transactions

In January 2014, Mr. Alvaro Volmers resigned from his position as Officer and Director of the Company. At the time of his resignation the Company owed Mr. Volmers $17,000 in unpaid director fees. This amount is still outstanding as of January 31, 2014.

During January 2014, Mr. Robert Rhodes, the current chief executive officer of the Company, paid invoices on behalf of the Company totaling $2,000. This amount is due to Mr. Rhodes as of January 31, 2014.

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

(Unaudited)

Note 4 – Going Concern

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These forward-looking statements, which may be identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. The Company’s forward-looking statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  Such risks and uncertainties include those set forth under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company cautions readers not to place undue reliance upon any forward-looking statement contained in this Quarterly Report.  Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

OVERVIEW

The Company was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation”.  At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations.  The Company underwent a change in management in January 2010 and another in January 2014. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  The Company anticipates implementing this new business focus by pursuing interests in oil and natural gas properties by acquiring leases, such as the Original Leases and the Cortez Lease described below.  The Company plans to act as a non-operator, which means the Company will not directly manage exploration, drilling or development activities but instead will seek joint ventures with oil and gas companies that have exploration, development and drilling expertise.

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

We are seeking additional equity financing in order to obtain the capital required to continue operating our business and invest in additional oil and gas properties.

As of January 31, 2014, we had cash on hand of $0.  We will require additional financing to sustain our business operations.  We currently do not have any binding arrangements for any third party to provide us additional financing, and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors that we do not control.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Revenue

We have not earned any revenues to date.  We do not anticipate earning substantial revenues from our royalty interest in the foreseeable future.

Operating Expenses

Our operating expenses for the three months ended January 31, 2014 and 2013 consisted of the following:

	Three Months Ended January 31,
	2014	2013
General and Administrative Expenses	$12,157	$92,262
Total General and Administrative Expenses	$12,157	$92,262

General and administrative expenses during the three months ended January 31, 2014 consisted primarily of accounting expenses of $9,409. General and administrative expenses decreased in 2014 by $80,105 compared to the three months ended January 31, 2013, primarily due to a reduction in share-based compensation costs of $10,500, decreases in accounting costs of $16,902 and legal fees of $12,457, decrease in investor relations of $13,562, rent expense of $861, directors fees of $25,000 and travel of $1,043.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit

	At January 31, 2014	At October 31, 2013
Current Assets	$–	$–
Current Liabilities	(44,129)	(31,972)
Working Capital Deficit	$(44,129)	$(31,972)

Cash Flows

	Three Months Ended January 31,
	2014	2013
Cash Flows Provided by (Used in) Operating Activities	$–	$(88,275)
Cash Flows Used in Investing Activities	–	–
Cash Flows Provided by Financing Activities	–	–
Net Change In Cash During Period	$–	$(88,275)

Working capital decreased by $12,157, primarily as the result of the net loss for the period.

Future Financings

As a result, as of the date of this Quarterly Report, we will not have sufficient cash on hand to meet our anticipated expenses for the next quarter.  We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development.  As such, we expect that we will need to rely on our ability to consummate new equity financings in order to fund our future operations.  Issuances of additional shares of our capital stock (or securities that may be convertible into or exercisable for those shares) will result in the dilution of the interests of our existing stockholders.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended October 31, 2013 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

Date:	March 24, 2014	By:	/s/ Robert C. Rhodes
ROBERT C. RHODES
Chief Executive Officer

