Form 10-Q
period 2014-04-30
American Liberty Petroleum Corp.
filed 2014-06-23
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

(281) 600 - 6000

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

As of June 23, 2014, there were 107,389,051 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements	1
Consolidated Balance Sheets - April 30, 2014 and October 31, 2013 (Unaudited)	1
Consolidated Statements of Operations - the three and six months ended April 30, 2014 and 2013, and for the period from October 16, 2008 (Inception) to April 30, 2014 (Unaudited)	2
Consolidated Statements of Cash Flows - the six months ended April 30, 2014 and 2013, and for the period from October 16, 2008 (Inception) to April 30, 2014 (Unaudited)	3
Notes to the Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4. Controls and Procedures	8

PART II
OTHER INFORMATION
Item 1. Legal Proceedings	9
Item 1A. Risk Factors	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	9
Item 4. Mine Safety Disclosures	9
Item 5. Other Information	9
Item 6. Exhibits	9
EX-31.1
EX-31.2
EX-32.1
Signatures	10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2014	2013

ASSETS

Assets	$–	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$52,459	$31,972
Total current liabilities	52,459	31,972
Total liabilities	52,459	31,972

Commitments

SHAREHOLDERS' DEFICIT

Common Stock, $0.00001 par value, 450,000,000 authorized; 107,389,051 issued and outstanding at April 30, 2014 and October 31, 2013	1,074	1,074
Additional paid in capital	3,110,113	3,110,113
Deficit accumulated during the exploration stage	(3,163,646)	(3,143,159)
Total shareholders' deficit	(52,459)	(31,972)
Total liabilities and shareholders' deficit	$–	$–

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED APRIL 30, 2014 AND 2013 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH APRIL 30, 2014

(Unaudited)

					Inception
	Three Months Ended		Six Months Ended		Through
	April 30,		April 30,		April 30,
	2014	2013	2014	2013	2014
Operating expenses
General and administrative	$8,330	$99,807	$20,487	$192,069	$1,731,565
Loss on disposition of oil and gas properties	–	–	–	–	1,423,439
Loss from Operations	(8,330)	(99,807)	(20,487)	(192,069)	(3,155,004)
Interest (expense)/ income, net	–	–	–	–	(8,642)
Net loss	$(8,330)	$(99,807)	$(20,487)	$(192,069)	$(3,163,646)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	107,389,051	107,239,051	107,389,051	106,900,452

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2014 AND 2013 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH APRIL 30, 2014

(Unaudited)

			Inception
	Six Months Ended		Through
	April 30,		April 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,487)	$(192,069)	$(3,163,646)
Adjustment to reconcile net loss to net cash used in operating activities
Common stock issued for services	–	–	4,531
Donated consulting services and expenses	–	–	6,500
Loss on disposition of oil and gas properties	–	–	1,423,439
Changes in:
Other receivable - related party	–	(21,124)	–
Prepaid assets	–	8,311	296,721
Accounts payable and accrued liabilities	20,487	(6,361)	62,347
NET CASH PROVIDED BY / (USED) IN OPERATING ACTIVITIES	–	(211,243)	(1,370,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	–	–	(19,900)
Capital expenditures	–	–	(1,100,492)
NET CASH USED IN INVESTING ACTIVITIES	–	–	(1,120,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	–	–	1,905,500
Proceeds from notes payable - related party	–	–	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	–	2,490,500

NET CHANGE IN CASH	–	(211,243)	–
Cash, beginning of period	–	274,244	–
Cash, end of period	$–	$63,001	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

Non cash transactions:
Common stock issued for prepaid asset	$–	$3,530	$297,699
Common stock and warrants issued to convert notes payable and accrued interest	$–	$–	$594,886
Common stock and warrants issued for oil and gas leases	$–	$–	$302,069
Notes receivable applied to oil and gas properties	$–	$–	$19,900

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp., a Nevada corporation (“ALP” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles.  In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of April 30, 2014 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto.  Interim results for the three and six months ended April 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year as a whole.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

Note 3 - Related Party Transactions

In January 2014, Mr. Alvaro Volmers resigned from his position as Officer and Director of the Company. At the time of his resignation the Company owed Mr. Volmers $17,000 in unpaid director fees. This amount is still outstanding as of April 30, 2014.

During January 2014, Mr. Robert Rhodes, the current chief executive officer of the Company, paid invoices on behalf of the Company totaling $2,000. This amount is due to Mr. Rhodes as of April 30, 2014.

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

(Unaudited)

Note 4 - Going Concern

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

As of April 30, 2014, we had cash on hand of $0. We will require additional financing to sustain our business operations.  We currently do not have any binding arrangements for any third party to provide us additional financing, and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors that we do not control.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Revenue

We have not earned any revenues to date.  We do not anticipate earning substantial revenues from our royalty interest in the foreseeable future.

Operating Expenses

Our operating expenses for the three months ended April 30, 2014 and 2013 consisted of the following:

	Three Months Ended April 30,
	2014	2013
General and Administrative Expenses	$8,330	$99,807
Total General and Administrative Expenses	$8,330	$99,807

General and administrative expenses during the three months ended April 30, 2014 consisted primarily of accounting expenses of $7,330. General and administrative expenses decreased in 2014 by $91,477 compared to the three months ended April 30, 2013, primarily due to a reduction in oil lease expense of $17,173, share-based compensation costs of $3,462, accounting costs of $22,174 and legal fees of $3,071, decrease in investor relations of $10,500, and director’s fees of $25,500.

Our operating expenses for the six months ended April 30, 2014 and 2013 consisted of the following:

	Six Months Ended April 30,
	2014	2013
General and Administrative Expenses	$20,487	$192,069
Total General and Administrative Expenses	$20,487	$192,069

General and administrative expenses during the three months ended April 30, 2014 consisted primarily of accounting expenses of $16,739. General and administrative expenses decreased in 2014 by $171,582 compared to the six months ended April 30, 2013, primarily due to a reduction in share-based compensation costs of $13,962, decreases in accounting costs of $39,076 and legal fees of $15,528, decrease in investor relations of $24,062, rent expense of $2,659, director’s fees of $50,500 and oil lease expense of $17,173.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit

	At April 30, 2014	At October 31, 2013
Current Assets	$–	$–
Current Liabilities	(52,459)	(31,972)
Working Capital Deficit	$(52,459)	$(31,972)

Cash Flows

	Six Months Ended April 30,
	2014	2013
Cash Flows Used in Operating Activities	$–	$(211,243)
Cash Flows Used in Investing Activities	–	–
Cash Flows Provided by Financing Activities	–	–
Net Change In Cash During Period	$–	$(211,243)

Working capital deficit increased by $20,487, primarily as the result of the net loss for the period.

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

AMERICAN LIBERTY PETROLEUM CORP.

Date:	June 23, 2014	By:	/s/ Robert C. Rhodes
ROBERT C. RHODES
Chief Executive Officer

