Form 10-Q
period 2014-07-31
American Liberty Petroleum Corp.
filed 2014-09-19
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

As of September 22, 2014, there were 107,389,051 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

INDEX

Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements	1
Consolidated Balance Sheets - July 31, 2014 and October 31, 2013 (Unaudited)	1
Consolidated Statements of Operations - the three and nine months ended July 31, 2014 and 2013, and for the period from October 16, 2008 (Inception) to July 31, 2014 (Unaudited)	2
Consolidated Statements of Cash Flows - the nine months ended July 31, 2014 and 2013, and for the period from October 16, 2008 (Inception) to July 31, 2014 (Unaudited)	3
Notes to the Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	9

PART II
OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 1A. Risk Factors	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Mine Safety Disclosures	10
Item 5. Other Information	10
Item 6. Exhibits	10
EX-31.1
EX-31.2
EX-32.1
Signatures	11

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2014	2013

ASSETS

Assets	$–	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$61,326	$31,972
Total current liabilities	61,326	31,972
Total liabilities	61,326	31,972

Commitments

SHAREHOLDERS' DEFICIT

Common Stock, $0.00001 par value, 450,000,000 authorized; 107,389,051 issued and outstanding at July 31, 2014 and October 31, 2013	1,074	1,074
Additional paid in capital	3,110,113	3,110,113
Deficit accumulated during the exploration stage	(3,172,513)	(3,143,159)
Total shareholders' deficit	(61,326)	(31,972)
Total liabilities and shareholders' deficit	$–	$–

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 31, 2014 AND 2013 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JULY 31, 2014

(Unaudited)

					Inception
	Three Months Ended		Nine months Ended		Through
	July 31,		July 31,		July 31,
	2014	2013	2014	2013	2014
Operating expenses
General and administrative	$8,867	$86,151	$29,354	$278,220	$1,740,432
Loss on disposition of oil and gas properties	–	–	–	–	1,423,439
Loss from Operations	(8,867)	(86,151)	(29,354)	(278,220)	(3,163,871)
Interest (expense)/ income, net	–	–	–	–	(8,642)
Net loss	$(8,867)	$(86,151)	$(29,354)	$(278,220)	$(3,172,513)

Net loss per share:Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding: Basic and diluted	107,389,051	107,270,919	107,389,051	107,046,427

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2014 AND 2013 AND PERIOD

FROM OCTOBER 16, 2008 (INCEPTION) THROUGH JULY 31, 2014

(Unaudited)

			Inception
	Nine months Ended		Through
	July 31,		July 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,354)	$(278,220)	$(3,172,513)
Adjustment to reconcile net loss to net cash used in operating activities
Common stock issued for services	–	4,531	4,531
Donated consulting services and expenses	–	–	6,500
Loss on disposition of oil and gas properties	–	–	1,423,439
Changes in:
Other receivable - related party	–	–	–
Prepaid assets	–	11,833	296,721
Accounts payable and accrued liabilities	29,354	(9,906)	71,214
NET CASH PROVIDED BY / (USED) IN OPERATING ACTIVITIES	–	(271,762)	(1,370,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	–	–	(19,900)
Capital expenditures	–	–	(1,100,492)
NET CASH USED IN INVESTING ACTIVITIES	–	–	(1,120,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	–	–	1,905,500
Proceeds from notes payable - related party	–	–	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	–	2,490,500

NET CHANGE IN CASH	–	(271,762)	–
Cash, beginning of period	–	274,244	–
Cash, end of period	$–	$2,482	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

Non cash transactions:
Common stock issued for prepaid asset	$–	$–	$297,699
Common stock and warrants issued to convert notes payable and accrued interest	$–	$–	$594,886
Common stock and warrants issued for oil and gas leases	$–	$–	$302,069
Notes receivable applied to oil and gas properties	$–	$–	$19,900

The accompanying notes form an integral part of these financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of American Liberty Petroleum Corp., a Nevada corporation (“ALP” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles.  In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of July 31, 2014 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto.  Interim results for the three and nine months ended July 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year as a whole.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

AMERICAN LIBERTY PETROLEUM CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

(Unaudited)

Note 3 - Related Party Transactions

In January 2014, Mr. Alvaro Volmers resigned from his position as Officer and Director of the Company. At the time of his resignation the Company owed Mr. Volmers $17,000 in unpaid director fees. This amount is still outstanding as of July 31, 2014.

During the nine months ended July 31, 2014, Mr. Robert Rhodes, the current chief executive officer of the Company, paid invoices on behalf of the Company totaling $5,867. This amount is due to Mr. Rhodes as of July 31, 2014.

As of July 31, 2014, the Company owes $10,113 to Clear Financial Solutions, Inc. for accounting services, a company owned by the Chief Financial Officer of the Company.

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

Note 5 – Subsequent Event

On September 1, 2014, the Company signed a Letter of Intent to acquire Avant Diagnostics Inc., a Nevada corporation with headquarters at 8561 East Anderson Drive, Suite 104, Scottsdale, AZ 85255 (herein referred to as “ Avant ’). The Letter of Intent was approved by our board of directors prior to signing but was not approved by Avant’s board of directors until September 10 th , 2014. Avant Diagnostics Inc. is a medical technology company developing cutting edge medical tests, including OvaDx®, a Pre-Symptomatic Ovarian Cancer Screening Test.

The Letter of Intent provides for a closing date of no later than October 1 st , 2014 and is predicated upon the results of a mutual due diligence period. The definitive agreement will provide for Avant warranting that:

a)	All third party consents required for acquisition are provided;

b)	All tax liabilities are paid or accrued;

c)	All insurance payments are paid or accrued

d)	All Accounts Receivable is collectable;

e)	All Accounts Payable are either paid or accrued;

f)	All equipment used in operation will be titled in Avant’s name;

g)	All capital stock acquired is free and clear of any liens, charges, encumbrances, or claims;

h)	All records will be provided to the Company at closing;

i)	All lawsuits or contingencies will be accrued on balance sheet;

It also contemplates the following actions:

a)	A new board of directors;

b)	New management of the Company;

c)	Certain consulting contracts to be entered into;

d)	1 for 17 reverse split of the shares of the Company with round lot rounding up; and

e)	Reauthorization of four hundred and fifty million Common Stock shares.

The consideration for the acquisition of Avant will be the issuance of the Company’s Common Stock shares, the number of which will represent 96.5% of the Company’s outstanding Common Stock, or an equivalent number such that after the Company’s Preferred Stock shares with conversion privileges are converted into the Company’s Common Stock, ninety six point five percent (96.5%) of the then outstanding Common Stock shares of the Company will be issued to Avant shareholders. After a 1 for 17 reverse split of the Company’s Common Stock shares currently outstanding and the issuance of the shares issued as consideration for the acquisition, there will be approximately seventy million (70,000,000) Common Stock shares outstanding.

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

As of July 31, 2014, we had cash on hand of $0. We will require additional financing to sustain our business operations.  We currently do not have any binding arrangements for any third party to provide us additional financing, and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors that we do not control.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

Revenue

We have not earned any revenues to date.  We do not anticipate earning substantial revenues from our royalty interest in the foreseeable future.

Operating Expenses

Our operating expenses for the three months ended July 31, 2014 and 2013 consisted of the following:

	Three Months Ended July 31,
	2014	2013
General and Administrative Expenses	$8,867	$86,151
Total General and Administrative Expenses	$8,867	$86,151

General and administrative expenses during the three months ended July 31, 2014 consisted primarily of accounting expenses of $3,000, SEC filing costs of $3,108, travel and entertainment expenses of $2,259 and license fees of $500. General and administrative expenses decreased in 2014 by $77,284 compared to the three months ended July 31, 2013, primarily due to a reduction in share-based compensation costs of $2,263, accounting costs of $2,061 and consulting fees of $6,000, decrease in investor relations of $36,124, and director’s fees of $25,500.

Our operating expenses for the nine months ended July 31, 2014 and 2013 consisted of the following:

	Nine months Ended July 31,
	2014	2013
General and Administrative Expenses	$29,354	$278,220
Total General and Administrative Expenses	$29,354	$278,220

General and administrative expenses during the three months ended July 31, 2014 consisted primarily of accounting expenses of $21,739, rent expense of $577, license fees of $500, professional fees of $1,000, SEC filing costs of $3,109, transfer agent fees of $137, and travel expenses of $2,259 . General and administrative expenses decreased in 2014 by $248,866 compared to the nine months ended July 31, 2013, primarily due to a reduction in share-based compensation costs of $16,225, decreases in accounting costs of $39,137 and legal fees of $15,528, decrease in investor relations of $60,186, consulting fees of $12,000, rent expense of $4,903, director’s fees of $76,000 and oil lease expense of $17,173.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit

	At July 31, 2014	At October 31, 2013
Current Assets	$–	$–
Current Liabilities	(61,326)	(31,972)
Working Capital Deficit	$(61,326)	$(31,972)

Cash Flows

	Nine months Ended July 31,
	2014	2013
Cash Flows Used in Operating Activities	$–	$(271,762)
Cash Flows Used in Investing Activities	–	–
Cash Flows Provided by Financing Activities	–	–
Net Change In Cash During Period	$–	$(271,762)

Working capital deficit increased by $29,354, primarily as the result of the net loss for the period.

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

AMERICAN LIBERTY PETROLEUM CORP.

Date:	September 19, 2014	By:	/s/ Robert C. Rhodes
ROBERT C. RHODES
Chief Executive Officer

