Form 10-K
period 2014-10-31
American Liberty Petroleum Corp.
filed 2015-02-12
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

for the fiscal year ended October 31, 2014

or

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

for the transition period from _____to _____

COMMISSION FILE NUMBER: 000-54004

AMERICAN LIBERTY PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0599151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8561 East Anderson Drive, Suite 104

Scottsdale, Arizona 85225

(Address of principal executive offices)

480-478-6660

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of April 30, 2014 was $341,550 using 37,950,000 shares at $0.009 per share. For the purpose of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of February 12, 2015, 108,950,000 shares of common stock, $0.00001 par value per share, were outstanding.

AMERICAN LIBERTY PETROLEUM CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2014

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

The disclosures set forth in this report should be read in conjunction with our consolidated financial statements and notes thereto for the year ended October 31, 2014. Because of the nature of a relatively new company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

ITEM 1.	BUSINESS.

Corporate History and Structure

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

In December 2013, the Company underwent a change in management and Mr. Vollmers appointed Robert Rhodes and Steven Plumb to serve as Chief Executive Officer and Chief Financial Officer, respectively, and directors. Mr. Vollmers resigned his positions with the Company.

Acquisition of Avant Diagnostics, Inc.

On September 1, 2014 we signed a letter of intent to acquire Avant Diagnostics Inc., a Nevada corporation with headquarters at 8561 East Anderson Drive, Suite 104, Scottsdale, AZ 85255. The letter of intent was approved by our board of directors prior to signing but was not approved by Avant’s board of directors until September 10, 2014. Avant Diagnostics Inc. is a medical technology company developing cutting edge medical tests, including OvaDx®, a Pre-Symptomatic Ovarian Cancer Screening Test.

Avant Diagnostics, Inc., ("Avant") is a Nevada corporation established in 2009, as a diagnostic company that focuses on the commercialization of a series of proprietary microarray-based diagnostic tests that provide early detection of cancers, neurodegenerative diseases, and other chronic and severe disease states. Avant’s premier product candidate is OvaDx ®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. This test is expected to be approved by the U.S. Food and Drug Administration (FDA) as the first pre-symptomatic screening test for ovarian cancer in the United States, detecting all types and all stages of ovarian cancer with high sensitivity and specificity.

Effective October 1, 2014, we modified the closing date specified in the letter of intent and amended the provisions with respect to due diligence by the parties.

Effective November 1, 2014, we again modified the closings date, to November 30th, 2014. On November 20th, 2014, we again modified the closing date to December 31, 2014. On December 29, 2014, we entered into an Agreement and Plan of Reorganization and reorganization of the Company.

Business

As a result of the Agreement and Plan of Reorganization, the Company is now a medical device development company. The Company currently has three employees, the Chief Executive Officer, the Chief Financial Officer, and a new President.

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

Market Opportunity

According to a study by Quest Diagnostics, the largest clinical testing laboratory in the U.S., the laboratory testing market in the United States is a $50 billion dollar market that is 60% controlled by testing performed by hospital-based laboratories. The remaining portion of this market is divided between independent clinical laboratories (35%) and physician office laboratories (POLs) that perform 5% of overall testing. Within the independent clinical laboratory segment, Quest Diagnostics and LabCorp are the two largest national reference labs and control approximately $12.5 billion of this $17.5 billion market segment. The remaining $5 billion is controlled by other national laboratories and smaller independent regional laboratories. Within this $50 billion market, most of the testing that is performed is for routine lab tests and anatomic pathology tests and services. However, recently there has been a dramatic increase in gene-based and esoteric testing. Esoteric tests include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology, and advanced microbiology. Commonly ordered esoteric tests include viral and bacterial detection tests, drug therapy monitoring tests, autoimmune panels, and complex cancer evaluations.

The growth of these specialized tests has been made possible through new molecular diagnostic technologies that make it possible to detect diseases earlier, utilize genetic testing for disease predisposition, and advance the use of personalized medicine, such as the tailoring of cancer therapies to those individuals most likely to respond. Esoteric tests typically require highly-skilled technical personnel and generally require more sophisticated technology, equipment or materials. As a result, esoteric tests are generally reimbursed at higher levels than routine tests. This increase in specialized testing is evidenced by the shift in Quest Diagnostics’ esoteric testing revenues from less than 10% of total revenues to their current level of 20% over the past 9 years. In the case of LabCorp, the second largest clinical testing laboratory in the country, in 2009 esoteric testing accounted for 36% of their annual consolidated revenue, which they expect to grow to 40% within three to five years. In addition to Quest Diagnostics and LabCorp, there are approximately 60 commercial laboratories that control the independent clinical laboratory market segment in the United States. There are also approximately 300 genetic testing laboratories in the U.S., with 80% of them affiliated with academic institutions. As a result of these new trends, molecular diagnostic testing that supports personalized medicine is now the fastest growing segment within the overall laboratory testing market.

In addition to the laboratory testing market, there is another market that is comprised of diagnostic instrumentation and test kits that are marketed for the purpose of performing diagnostic testing on human samples, which normally uses blood, urine, or other body fluid specimens. This market is referred to as the in vitro diagnostic (IVD) market and literally means “within the glass”, as in a test tube. A test that is performed in vitro is one that is done in glass or plastic vessels in the laboratory as opposed to in vivo , which is performed in a living organism. This combination of instrumentation and test kits is generally sold to reference laboratories, hospital clinical laboratories, state and national health testing facilities, and other laboratories that in turn perform the laboratory tests and provide results to physicians and their patients. According to a report published by PricewaterhouseCoopers titled Diagnostics 2009, the worldwide IVD market was $37 billion in 2007 and is expected to grow by 5% per annum to $50 billion in 2012. According to market research by Kalorama Information, the U.S. IVD market is the single largest diagnostics market in the world and represents 43% of the global IVD market. The largest IVD companies in the world are Roche, Abbott, Siemens, Johnson & Johnson (Ortho), Beckman Coulter, bioMérieux, Inverness Medical, Bio-Rad, Sysmex, and Becton Dickenson. All of these 10 companies have IVD sales exceeding $1 billion and collectively they represent approximately 85% of the total worldwide IVD market. The fastest growing segment within the IVD market is molecular diagnostics, which is expected to grow by 14% per annum and reach $5 billion in 2012. In the context of this PricewaterhouseCoopers market report, molecular diagnostics includes only those tests that analyze the DNA or RNA of an organism. However, molecular diagnostics is more often widely defined to include tests that analyze other types of molecules as well. In their report, PricewaterhouseCoopers goes on to state that besides the dramatic increase in molecular diagnostics, some of the biggest changes within the diagnostics industry will be the increased use of:

•	Early diagnostics: Diagnostic products permitting the detection of a disease at very early stages of its development thus giving more treatment options (e.g. early ovarian and lung cancer detection allowing surgery);
•	Prognostics: Diagnostics that provide a prediction or estimate the risk of developing a particular condition based on phenotypic (e.g. transcriptomic, proteomic or metabolomic) parameters; or genomic (e.g. hereditary or gene based) characteristics;
•	Companion diagnostics: Diagnostic products to evaluate an individual patient’s likelihood of benefiting from a particular therapeutic or risk of suffering certain adverse events from a particular therapeutic. Companion diagnostics represent a greater integration between diagnostics and therapeutics;
•	Screening tests: Diagnostics performed on people prior to a clinical manifestation of disease - this contrasts with most other medical checks, which are performed when symptoms are already available. Screening typically involves testing a target population for a particular condition as part of a public health strategy;
•	Pharmacogenomic tests: Examine the influence of genetic variation on drug response in patients by correlating gene expression or single nucleotide polymorphisms (SNPs) with a drug’s efficacy or toxicity. The aim of pharmacogenomics is to take into account a patient’s genotype to optimize drug therapy, i.e. to maximize efficacy while minimizing adverse effects.

There are a number of key trends that are having a significant impact on the clinical testing business and represent opportunities for companies that can develop novel diagnostic tests. Clinical laboratory testing is an essential healthcare service and is being favorably impacted by the following:

•	Demographics: The growing and aging population is increasing the demand for clinical testing;
•	Increased testing: Physicians are increasingly relying on diagnostic testing to help identify disease risk, detect the symptoms of disease earlier, aid in the choice of therapeutic regimen, and monitor patient compliance and to evaluate treatment results;
•	Advances in science and technology: Recent medical advances have allowed earlier diagnosis and treatment of diseases and continuing research and development in the area of genomics is expected to yield new, more sophisticated and specialized diagnostic tests. These advances also are spurring interest in, and demand for, personalized or tailored medicine;
•	Prevention and wellness: There is an increased awareness of the benefits of preventative medicine and wellness. Consumers, employers, health plans, and government agencies are increasingly focusing on detecting diseases earlier and providing preventative care that helps avoid disease.

As a result of these significant changes in the laboratory testing and IVD markets, it is evident that there is a significant commercial opportunity for companies that provide products or services that address the new needs of the evolving diagnostics marketplace. This is the market opportunity that the Company is addressing through its introduction of diagnostics tests that use patented, patent-pending, and proprietary technology to improve health and reduce the overall cost of healthcare through early detection, prevention, and treatment.

Our Strategy

The Company’s solution is to utilize the technology that it has exclusively licensed from WSU to exploit the new opportunities that are evolving in the diagnostics industry. The Company was created to specifically commercialize microarray-based diagnostic tests and services that are focused on early detection and pre-symptomatic screening. These new tests are based on patented and proprietary technology that is well-suited to be run in a central laboratory utilizing samples that are collected by healthcare providers and sent to the authorized CLIA-certified testing facility of our affiliate, Arrayit, for processing. This approach is similar to the business model that Myriad Genetics, Inc. (Revenues: $470.45 million; market cap: $1.98 billion; NASDAQ:MYGN) has utilized with the seven tests that it markets that determine predisposition to hereditary breast cancer, ovarian cancer, colon cancer, endometrial cancer and melanoma skin cancer. However, whereas Myriad Genetics determines a predisposition to a particular disease, the Company will market diagnostic tests that can be used to screen for the actual disease itself, in most cases before any symptoms have been observed. To achieve this goal of commercializing new diagnostic opportunities, the Company is leveraging off the strategic relationships that have been established with organizations such as Wayne State University and others to develop unique and high value-added diagnostic tests.

Although the initial focus of the Company is the OvaDx® test, the Company will explore opportunities for other microarray-based diagnostic tests, including pre-symptomatic screening tests for Parkinson’s disease, Alzheimer’s disease, prostate cancer, and other applications that allow early detection. The Company will also explore companion diagnostic opportunities for pharmaceuticals such as Plavix®, the world’s leading anti-clotting medication that is manufactured by Bristol-Myers Squibb in conjunction with Sanofi-Aventis Pharmaceuticals. With the completion of the human genome sequencing project, genetic research has increased its focus on identifying the variations of the specific genes in the genome. These variations are what define individual characteristics, including disease states or a statistical propensity for disease. The implications are far-reaching and impact not only the research community, but also individual patients and medical providers. Diagnostic tests that detect diseases very early in their progression will provide options for earlier treatments that may improve the patient’s quality of life and prognosis by delaying or preventing disease progression or even death. Medical providers will incur major cost savings by avoiding costly late stage disease treatments.

License Agreements

As a result of a Technology Transfer Agreement dated July 18, 2009, Avant has exclusive license rights to all of the trade secrets and protocols required for the sale and use of the OvaDx ® ovarian cancer test. In addition, as a result of agreements with Avant’s affiliate, Arrayit, Avant will benefit from Arrayit’s extensive microarray technology patent portfolio and expertise, which includes the following:

•	Patented microarray printing technology: Arrayit’s patented (U.S. Patent 6,101,946) microarray printing technology is differentiated from other techniques in the market because other companies are limited by what they can deposit on a microarray; specifically DNA. The Arrayit technology can deposit any kind of molecule on a microarray, including DNA, proteins, antibodies, patient samples, diagnostic elements, and other compounds. This unique technology gives the Company a competitive advantage in the types of future diagnostic products that it develops and commercializes, as well as freedom to operate in the microarray manufacturing marketplace.
•	Patented VIP technology: Arrayit’s patented microarray diagnostic Variation Identification Platform (VIP) technology has the ability to test 10, 100, 1,000, 10,000, and up to 100,000 patients on a single microscope substrate slide requiring only one assay to match 100,000 patients to a particular disease state. Should any one of those 10 to100,000 patient samples contain the marker for the disease being tested it would produce a red spot; if no disease, a green spot. This procedure also identifies carriers as yellow spots. Because of the sophistication of this patent, one lab could test hundreds of thousands of patient samples a day after receiving a sample of DNA from each patient. VIP is the only method available to the industry that can accomplish this. This is a revolutionary improvement by saving time and money, laboratory space, personnel, equipment, chemicals, reagents and consumables. It also positions the Company uniquely. As microarray diagnostics continue to gain acceptance in healthcare, the need to screen thousands of patients a day will make any competitor’s one patient per slide per experiment methodology far too costly and time consuming. Even when testing just 10 patients, the patented VIP method has impressive 10-fold decrease in time and cost over methods that use one microarray per test. VIP technology is especially attractive for population-wide diagnostic screening applications, such as the H1N1 virus and other infectious diseases. VIP technology is also extremely useful in limited-population screening as companion diagnostics for drugs such as Plavix ®. Plavix ® patients that have the CYP2C19 gene variant respond poorly to Plavix ® treatment and a VIP test to screen Plavix ® patients would improve drug efficacy by targeting the correct segment of the population that can benefit from this drug. Avant’s multi-patient genotyping procedure is protected by the following patents:

·	U.S. Patent 6,913,879 Australia 2002218740 Europe 1343911 Korea 10-0756015 New Zealand 523560 Singapore 94899 Taiwan I280282 Israel 153848 People’s Republic of China L01813972.8

•	Microarray expertise: The future success of the Company is made possible by leveraging off the ability to continually innovate and develop sophisticated microarray based diagnostic products. The Company relies on the identification of biomarkers and the ability to commercialize them by utilizing Arrayit’s delivery technology. The Company is seizing the opportunities created by Arrayit’s advanced technologies that are driving the discovery of unique biomarkers in laboratories around the globe. The microarrays manufactured by Arrayit and utilized in the Company’s tests are considered to be the best in the industry and are 99% pure (versus 70% for competitors) and are the most sensitive on the market.
•	Growing menu of screening tests: The Company’s OvaDx® ovarian cancer test will set the standard for early detection and pre-symptomatic screening utilizing a microarray based diagnostic test. We expect to expand this menu of tests to provide other early detection tests for key diseases where adequate diagnostic screening tests do not exist and where early detection can save lives and improve quality of life, such as Parkinson’s disease, Alzheimer’s disease, prostate cancer, and other diseases and medical conditions. We expect that other cancer tests, neurological assays, and areas such as allergy and food intolerance testing will benefit from the efficient patient screening model that are utilized in our tests. Additional markets for consideration that will also benefit from screening tests using our licensed technology are blood typing, parentage testing, forensics, human leukocyte antigen (HLA) analysis, infectious disease diagnosis, food testing, crop testing, and anti-terrorism analysis.
•	Ability to leverage strategic relationships: We expect that the relationships that have been established with the Centers for Disease Control (CDC), Sandia Laboratories, Johns Hopkins University School of Medicine, the U.S. Department of Agriculture (USDA), UT MD Anderson Cancer Center, The Parkinson’s Institute, MIT, Stanford University, the NIH, and other prestigious institutions, organizations, and companies around the world will benefit us immensely as we strive to create a world-class diagnostic testing company. We believe that our relationships will allow us to license biomarkers discoveries from these and other research facilities that have the potential to create innovative diagnostic tests. Similar to our relationship with Wayne State University, and the worldwide exclusive licensing and sponsored research agreements that we put in place with them, we believe additional novel diagnostic tests can be developed based on licensing of biomarkers discovered by our academic and scientific collaborators.

Upon completion of 510K trials for ovarian cancer diagnostic monitoring, Avant’s OvaDx test should have a competitive advantage over Roche’s CA-125 test and Vermillion’s test.

The Company has no current operations and so does not experience direct competition from other businesses. With the acquisition of Avant, the Company intends to operate in the medical diagnostics marketplace.

Competition is intense in existing and potential diagnostic markets. Our competitors in the United States and abroad are numerous and include, other molecular diagnostic companies, diagnostic reference laboratories, large multi-national healthcare companies, and universities and other research institutions. For instance, some laboratories provide a test intended to predict the cancer’s aggressiveness among patients with prostate cancer and other laboratories provide hereditary cancer testing for melanoma, breast, ovarian, colorectal and uterine cancer. Some of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We expect competition to intensify in our current fields as technical advances occur and become more widely known. We anticipate that others may also launch their own molecular diagnostic tests which may compete with our testing products and services.

The technologies for discovering the underlying cause of major diseases, patients’ response to therapies, and disease progression, as well as the approaches for commercializing those discoveries are rapidly evolving. Rapid technological developments could result in our potential tests or processes becoming obsolete before we recover a significant portion of our related research and development costs and associated capital expenditures. If we do not discover biomarkers, develop molecular diagnostic tests and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services before our competitors, we could be adversely affected. Moreover, any molecular diagnostic tests that we may develop could be made obsolete by less expensive or more effective tests or methods that may be developed in the future.

The Company’s success will depend on its ability to retain its key managers and recruit additional employees.

The Company will rely heavily on two knowledgeable and highly-skilled full-time employee managers, who are currently the full-time employee managers of Avant. Either or both of these key employees could leave Avant and so deprive Avant of the skill and knowledge essential for performance of its existing and new businesses. Avant’s employees may have additional or different responsibilities following the spin-off as a result of the fact that Avant will be an independent public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended and other rules and regulations of the SEC, including the Sarbanes-Oxley Act of 2002. If any of Avant’s key employees leave for any reason(s), it could harm Avant’s operating results and financial condition. Additionally, Avant cannot assure its investors that the company will be able to offer prospective managers and other key employees’ competitive opportunities with the compensation and benefits packages necessary to attract talented and experienced people to fill key management, professional and technical positions.

Governmental Regulation

The services that we provide are regulated by federal, state and foreign governmental authorities. Failure to comply with the applicable laws and regulations can subject us to repayment of amounts previously paid to us, significant civil and criminal penalties, loss of licensure, certification, or accreditation, or exclusion from government health care programs. The significant areas of regulation are summarized below.

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Each of our clinical laboratories must hold certain federal, state and local licenses, certifications and permits to conduct our business. Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988, or (“CLIA”). CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services. Our laboratories in Salt Lake City, Utah, Austin, Texas and South San Francisco, California are CLIA certified to perform high complexity tests.

In addition, CLIA requires our certified laboratories to enroll in an approved proficiency testing program if it performs testing in any category for which proficiency testing is required. Our laboratories periodically test specimens received from an outside proficiency testing organization and then submit the results back to that organization for evaluation. If our laboratories fails to achieve a passing score on a proficiency test they lose their right to perform testing. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of our laboratories’ CLIA certification.

As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (“CMS”), a CMS agent (typically a state agency), or, a CMS-approved accreditation organization. Our laboratories are accredited by the College of American Pathologists (“CAP”), which is a CMS-approved accreditation organization.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law. Our laboratories are licensed by the appropriate state agencies in the states in which they operate, if such licensure is required. In addition, our laboratories hold state licenses from California, Florida, New York, Pennsylvania, Rhode Island and Maryland, to the extent that they accept specimens from one or more of these states, each of which require out-of-state laboratories to obtain licensure. If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, penalties for violation vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we are in material compliance with all applicable licensing laws and regulations.

Food and Drug Administration

Although the Food and Drug Administration (FDA) has consistently claimed that it has the authority to regulate laboratory-developed tests (“LDTs”) that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion by not otherwise regulating most LDTs. Nevertheless, the FDA recently indicated that it is promulgating draft guidance for FDA regulation of most LDTs in the future.

After a medical device is placed on the market, numerous regulatory requirements apply. These include:

•	compliance with the QSR, which require manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for uncleared, unapproved or “off-label” uses and impose other restrictions on labeling; and

•	medical device reporting obligations, which require that manufacturers investigate and report to the FDA adverse events, including deaths, or serious injuries that may have been or were caused by a medical device and malfunctions in the device that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions, including but not limited to, warning letters; fines, injunctions, and civil penalties; recall or seizure of the device; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance or PMA approvals of new devices; withdrawal of 510(k) clearance or PMA approvals; and civil or criminal prosecution. To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA.

HIPAA and other privacy laws

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically (“Covered Entities”). Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of certain healthcare transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009. HITECH amends HIPAA and, among other things, expands and strengthens HIPAA, creates new targets for enforcement, imposes new penalties for noncompliance and establishes new breach notification requirements for Covered Entities. Regulations implementing major provisions of HITECH were finalized on January 25, 2013 through publication of the HIPAA Omnibus Rule (the “Omnibus Rule”).

Under HITECH’s new breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services (the “Secretary”). Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and in some cases, they must be reported through local and national media, depending on the size of the breach. Breach reports can lead to investigation and enforcement.

We are currently subject to the HIPAA regulations and maintain an active compliance program that is designed to identify security incidents and other issues in a timely fashion and enable us to remediate, mitigate harm or report if required by law. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To avoid penalties under the HITECH breach notification provisions, we must ensure that breaches of protected health information are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to our clinical laboratories. Many states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results by strictly limiting the disclosure of those results. State requirements are particularly stringent regarding predictive genetic tests, due to the risk of genetic discrimination against healthy patients identified through testing as being at a high risk for disease. We believe that we have taken the steps required of us to comply with health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”), has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

International regulations

We market our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. On September 26, 2012, the European Commission released the first drafts of the new European Union (“EU”) regulations for medical devices and IVDs that if finalized will impose additional regulatory requirements on IVDs used in the EU. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

Reimbursement and Billing

Reimbursement and billing for diagnostic services is generally highly complex. Laboratories must bill various payors, such as private third-party payors, including MCOs and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:

•	variability in coverage and information requirements among various payors;
•	missing, incomplete or inaccurate billing information provided by ordering physicians;
•	billings to payors with whom we do not have contracts;
•	disputes with payors as to which party is responsible for payment; and
•	disputes with payors as to the appropriate level of reimbursement.

Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be:

•	a third party who provides coverage to the patient, such as an insurance company or MCO;
•	a governmental payor; or
•	the patient.

In February 2011, the American Medical Association CPT Editorial Panel approved 101 new molecular pathology codes to describe molecular diagnostic tests that currently require multiple CPT codes for billing purposes. The new reimbursement rates for the new codes went into effect on January 1, 2013.

Federal and State Fraud and Abuse Laws

A variety of federal laws prohibit fraud and abuse involving state and federal health care programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for the Department of Health and Human Services (“OIG”), and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. Any overpayments identified must be repaid to the Medicare program unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

Anti-Kickback Laws

The Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. “Remuneration” is broadly defined to include anything of value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. The Anti-Kickback Statue is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry.

Recognizing the breadth of the Anti-Kickback Statute and the fact that it may technically prohibit many innocuous or beneficial arrangements within the health care industry, the OIG has issued a series of regulations, or safe harbors. Compliance with all requirements of a safe harbor immunizes the parties to the business arrangement from prosecution under the Anti-Kickback Statute. The failure of a business arrangement to fit within a safe harbor does not necessarily mean that the arrangement is illegal or that the OIG will pursue prosecution. Still, in the absence of an applicable safe harbor, a violation of the Anti-Kickback Statute may occur even if only one purpose of an arrangement is to induce referrals. The penalties for violating the Anti-Kickback Statute can be severe. These sanctions include criminal and civil penalties, imprisonment and possible exclusion from the federal health care programs. Many states have adopted laws similar to the Anti-Kickback Statute, and some apply to items and services reimbursable by any payor, including private third-party payors.

Physician Self-Referral Bans

The federal ban on physician self-referrals, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain designated health services, which include laboratory services, if the physician or an immediate family member of the physician has any financial relationship with the entity. Several Stark Law exceptions are relevant to arrangements involving clinical laboratories, including: (1) fair market value compensation for the provision of items or services; (2) payments by physicians to a laboratory for clinical laboratory services; (3) certain space and equipment rental arrangements that satisfy certain requirements; and (4) personal services arrangements. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties and possible exclusion from the federal health care programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.

State and Federal Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Specific intent to defraud is not required. The qui tam provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. Penalties include payment of up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each false claim, as well as possible exclusion from the federal health care programs. In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to any payor.

Civil Monetary Penalties Law

The federal Civil Monetary Penalties Law, or the CMP Law, prohibits, among other things (1) the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. The penalties for violating the CMP Law include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.

Governmental Regulation, Approval and Compliance (Oil & Gas Exploration)

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

Employees

The Company does not have any active employees, except its Chief Executive Officer, Chief Financial Officer and a new President.

ITEM 1A.	RISK FACTORS.

Risks Relating to Our Business

We are at an early stage of development as a company and do not have, and may never have, any products that generate revenues.

We are a life sciences company. At this time, we do not have any commercial products or laboratory services that generate revenues. Our existing diagnostic offerings will require additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they could provide any revenues. Given the stage of development where we are, we expect to be able to begin initial marketing as early as the third quarter of 2015 for OvaDx ® and commence full implementation of our sales and marketing strategy as early as the first half of 2016, after we have received FDA approval for OvaDx ®. If we are unable to develop, receive approval for, or successfully commercialize any of our diagnostic candidates, we will be unable to generate significant revenues, or any revenues at all. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.

We do not have our own diagnostic research facilities and will be dependent on third parties for diagnostic product development.

We do not have our own research and development facilities dedicated to diagnostic development and may engage consultants and independent contract research organizations to design and conduct clinical trials in connection with the development of our diagnostic products. As a result, these important aspects of a product's development will be outside of our direct control. In addition, there can be no assurance that such third parties will perform all of their obligations under arrangements with us or will perform those obligations satisfactorily.

If we fail to obtain additional financing, we will be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

In addition to the funds raised in our recent private placements, we may be required to raise additional capital to complete the development and to begin commercialization of our current and future product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, and the commercialization of our diagnostic tests.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement for our products, their commercial success could be compromised.

Physicians and patients may decide not to order the OvaDx® unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion or all of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including OvaDx ®, and any of our future diagnostics and therapies. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational,
•	medically necessary,
•	appropriate for the specific patient,
•	cost-effective, and
•	supported by peer-reviewed publications.

Since each payor makes its own decision as to whether to establish a policy to reimburse, seeking these approvals is a time-consuming and costly process. To date, we have not secured policy-level reimbursement approval from any third-party payors and have no approvals for state Medicaid programs. We cannot be certain that coverage for our products will be provided in the future by any third-party payors.

Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield plans, which collectively provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a test or procedure. These assessments have not yet been carried for our Breast Cancer Diagnostic test. We can offer no assurance that these evaluations will ever be conducted, and if conducted, will result in a positive conclusion resulting in any third party reimbursement to us.

Insurers, including managed care organizations as well as government payors such as Medicare, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, the United States Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. These measures have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry.

If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for our diagnostic tests, or if the amount reimbursed is inadequate, our ability to generate revenues could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with us at any time or stop paying for our tests, which would reduce our revenue.

We may experience delays in our clinical trials that could adversely affect our financial position and our commercial prospects.

Any delays in completing our clinical trials for OvaDx® and our platform of diagnostics assays may delay our ability to raise additional capital or to generate revenue, and we may have insufficient capital resources to support our operations. Even if we have sufficient capital resources, the ability to become profitable will be delayed if there are problems with the timing or completion of our clinical trials.

Adverse events in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval, if needed, of our product candidates.

Our technology platform may provide us the opportunity to develop therapeutic candidates to preemptively suppress or eliminate metastasis. The eventual testing of our product candidates in human clinical trials may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We cannot assure that any of our product candidates will be safe for human use.

If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them.

The regulatory approval process typically is extremely expensive, takes many years and the timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell such products and therefore may never be profitable. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including: (i) a product candidate may not be safe or effective; (ii) the manufacturing processes or facilities we have selected may not meet the applicable requirements; and (iii) changes in FDA’s approval policies or adoption of new regulations may require additional work. Any delay in, or failure to receive or maintain, regulatory approval for any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

Even if we receive regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including our withdrawal from the market. Any delay in, or failure to receive or maintain regulatory approval for, any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our MetaSite Breast test are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% through 2015 and a productivity adjustment to the CLFS.

Other significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services. The IPAB proposals may impact payments for clinical laboratory services beginning in 2016 and for hospital services beginning in 2020. We are monitoring the impact of the PPACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact on our business over time.

In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the "Middle Class Tax Relief and Job Creation Act of 2012" which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule by 2%. Overall the expected total fee cut to the CLFS for 2013 is 2.95% not including a further reduction of 2% anticipated from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011, which will go into effect for dates of service on or after April 1, 2013 unless Congress acts to modify the automatic cuts.

The Centers for Medicare and Medicaid Services, CMS, sought public input through the notice and comment period for the Proposed Medicare Physician Fee Schedule, on whether all new AMA Molecular Diagnostic codes be placed on either the Medicare Physician Fee Schedule, which would likely require a 20% patient co-payment for such services, or remain on the CLFS. On November 1, 2012, CMS issued a final rule on the Physician Fee Schedule, which described that these new codes would be placed on the CLFS. On August 31, 2012, CMS also issued a preliminary determination for the 2013 CLFS which proposed not to recognize Multi-Analyte codes with Algorithmic Analyses, or MAAA, and questioned whether algorithm-based tests are covered benefits for Medicare beneficiaries. However, in its final determination released on November 6, 2012, CMS deleted the statement about not covering algorithmic analysis, and stated that laboratories performing MAAA tests for Medicare beneficiaries should continue to bill for these tests in 2013 as they are currently billed under the CLFS. CMS intends to consider its payment policy for MAAAs again in 2013 and may issue a determination to pay or not pay for these tests beginning in 2014. Our current Medicare reimbursement determination was set by a local coverage decision and not set nationally by CMS. These or any future changes in covered benefit determination, proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

Changes in healthcare policy, such as the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, decrease revenues, increase costs and divert management's attention from our business.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States make us subject to foreign regulatory requirements and cost-reduction measures, which may also change over time.

If the FDA were to begin regulating OvaDx®, we could experience significant delays in commercializing the test, be forced to stop our sales, experience significant delays in commercializing any future products, incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval as well as experience decreased demand for our products and demand for reimbursement of our products.

Clinical laboratory tests like OvaDx® are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory development tests, or LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that OvaDx ® is not a diagnostic kit and also believe that it is an LDT. As a result, we believe OvaDx ® should not be subject to regulation under established FDA policies. The FDA may decide at any time at its sole discretion to modify these rules, or the United States Congress may enact new legislation, resulting in the need for us to conduct further trials in order to qualify OvaDx ® for marketing approval. This may reduce or eliminate any potential revenue from sales of OvaDx ® and may necessitate further round(s) of fund raising resulting in substantial dilution to investors.

Testing of potential products may be required and there is no assurance of FDA or any other regulatory approval.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of both therapeutic and diagnostic biomedical products, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more and varies substantially based upon the type, complexity, and novelty of the product. The effect of government regulation and the need for FDA approval may be to delay marketing of new products for a considerable period of time, to impose costly procedures upon our activities, and to provide an advantage to larger companies that compete with us. There can be no assurance that FDA or other regulatory approval for any products developed by us will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of our technologies, thereby adversely affecting our operations. Human diagnostic and pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. Among the uncertainties and risks of the FDA approval process are the following: (i) the possibility that studies and clinical trials will fail to prove the safety and efficacy of the product, or that any demonstrated efficacy will be so limited as to significantly reduce or altogether eliminate the acceptability of the product in the marketplace, (ii) the possibility that the costs of development, which can far exceed the best of estimates, may render commercialization of the drug marginally profitable or altogether unprofitable, and (iii) the possibility that the amount of time required for FDA approval of a product may extend for years beyond that which is originally estimated. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy and the establishment of additional regulations during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries.

If we were required to conduct additional clinical trials prior to marketing our diagnostic tests, those trials could lead to delays or failure to obtain necessary regulatory approvals and harm our ability to become profitable.

The FDA requires extensive pre-market clinical testing prior to submitting a regulatory application for commercial sales.  OvaDx ® and our other product candidates require pre-market clinical trials, and whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our test. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test, or to become profitable.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We plan to obtain a certificate of accreditation under CLIA to perform testing. To renew the certificate of accreditation, we will be subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory. Currently, CLIA regulations do not include specific standards for a genetic specialty.

If we were to lose our CLIA accreditation or appropriate state license(s), whether as a result of a revocation, suspension or limitation, we would no longer be able to sell OvaDx ® , or other diagnostic tests, which would significantly harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states.

We are subject to other regulations by both the federal government and the states in which we conduct our business, including:

•	Medicare billing and payment regulations applicable to clinical laboratories;
•	the federal Medicare and Medicaid Anti-kickback Law and state anti-kickback prohibitions;
•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;
•	the federal Health Insurance Portability and Accountability Act of 1996;
•	the Medicare civil money penalty and exclusion requirements; and
•	the federal civil and criminal False Claims Act.

We have and will continue to adopt policies and procedures designed to comply with these laws, including policies and procedures relating to financial arrangements between us and physicians who refer patients to us. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and sales organization may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

Initially, our financial results will depend on sales of one test, the OvaDx® test, and we will need to generate sufficient revenues from this and our other diagnostics or therapies to run our business.

For the foreseeable future, we expect to derive substantially all of our revenues from sales of OvaDx®. We anticipate commencing full implementation of our sales and marketing strategy as early as the second quarter of 2016. We are in various stages of research and development for other function-based diagnostic assays that we may offer as well as for enhancements to our existing test. We do not currently expect to commercialize these additional tests for other disease indications until at least 2016, and we are not currently able to estimate when we may be able to commercialize therapeutics for other diseases or whether we will be successful in doing so. If we are unable to increase sales of OvaDx ® or to successfully develop and commercialize other diagnostic tests, enhancements, or therapeutics, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We may experience limits on our revenues if physicians decide not to order our tests.

If medical practitioners do not order OvaDx® or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of OvaDx ® and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. Some physicians may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if patients recommend that their physicians use our test, physicians may still decide not to use OvaDx ® , either because they have not been made aware of its utility or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the physician population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

We may experience limits on our revenues if patients decide not to use our test.

Some patients may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use OvaDx ® , either because they do not want to be made aware of the likelihood of metastasis or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.

If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position would be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. These advances require us to continuously develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our test to new treatments, then sales of our test could decline, which would harm our revenues.

If we become subject to product liability claims, the damages may exceed insurance coverage levels.

We will obtain liability insurance for our product candidates as each is entered into large population validation studies and/or any other studies where such liability insurance is needed. We cannot predict all of the possible harms or side effects that may result from the use of our products and, therefore, the amount of insurance coverage we currently hold, or that we or our collaborators may obtain, may not be adequate to protect us from any claims arising from the use of our products that are beyond the limit of our insurance coverage. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize our products, and we may not be able to renew or increase our insurance coverage on reasonable terms, if at all.

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.

We may have a limited infrastructure in sales, marketing and distribution. To directly market and distribute any products, we must effectively build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms.

If we do not find development and commercialization collaborators for our product candidates, we may have to reduce or delay our rate of product development and commercialization and increase our expenditures.

We may enter into relationships with selected biotechnology companies to help develop and commercialize our product candidates, especially in the field of therapeutics. If we are not able to establish such collaborative arrangements, we may have to reduce or delay further development of some of our programs, increase our planned expenditures and undertake development and commercialization activities at our own expense.

If we enter into development or commercialization collaborations with biotechnology companies, these relationships will also be subject to a number of risks, including: (i) collaborators may not pursue further development and commercialization of products resulting from collaborations or may elect not to renew research and development programs; (ii) collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require the development of a new formulation of a product candidate for clinical testing; (iii) a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of these products; and (iv) disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant legal proceedings.

Once we have a laboratory facility, it will be our sole laboratory facility and should it become inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have laboratory facilities. However, we do expect to utilize the laboratory facilities of our affiliate. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which OvaDx ® could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to adopt OvaDx ® and comply with the required procedures, or that this laboratory would be willing to perform the tests for us on commercially reasonable terms. In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA and licensed by several states, including California and New York, which can take a significant amount of time and result in delays in our ability to begin operations.

Our success depends on retention of key personnel.

We are dependent on our management team members, including Gregg Linn, our new President. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in sales and marketing, clinical testing, and governmental regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Our operations may involve hazardous materials, and compliance with environmental laws and regulations is expensive.

Our future research and development activities may involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials and biological materials including human tissue samples that have the potential to transmit diseases. Our operations may also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally may contract with third parties for the disposal of such substances and may store certain low level radioactive waste at our facility until the materials are no longer considered radioactive. While we believe that we will comply with then current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our activities may require the controlled use of potentially harmful biological materials, hazardous materials and chemicals and may in the future require the use of radioactive compounds. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations might be significant and could negatively affect our operating results.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately a large majority of our outstanding common stock. Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange. In addition, there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

Currently, we are quoted on the OTC Bulletin Board, where an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell its securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. In addition, there is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices, which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our outstanding securities. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our stock price is highly volatile, and our stock may lose all or a significant part of its value.

The market prices for securities of molecular diagnostic companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•	failure of any of our recently launched tests and any new test candidates to achieve commercial success;
•	failure to sustain revenue growth or margins in our molecular diagnostic business;
•	changes in the structure of healthcare payment systems and changes in the governmental or private insurers reimbursement levels for our molecular diagnostic tests;
•	introduction of new commercial tests or technological innovations by competitors;
•	termination of the licenses underlying our molecular diagnostic and pharmaceutical and clinical services;
•	delays or other problems with operating our laboratory facilities;
•	failure of any of our research and development programs;
•	changes in intellectual property laws of our patents or enforcement in the United States and foreign countries;
•	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;
•	missing or changing the financial guidance we provide;
•	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;
•	changes in the governmental regulatory approved process for our existing and new tests:
•	failure to meet estimates or recommendations by securities analysts that cover our common stock;
•	public concern over our approved tests and any test candidates;
•	litigation;
•	future sales or anticipated sales of our common stock by us or our stockholders;
•	the timing and amount of repurchases of our common stock;
•	general market conditions;
•	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;
•	economic, healthcare and diagnostic trends, disasters or crises and other external factors; and
•	period-to-period fluctuations in our financial results.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, securities class action litigation against companies has been on the rise. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit regardless of the outcome. Such a lawsuit could also divert the time and attention of our management.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock will be subject to the requirements of Rule 15(g) 9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

Failure to meet previously announced financial expectations could have an adverse impact on the market price of Diagnostics’ common stock.

Our ability to achieve announced financial targets is subject to a number of risks, uncertainties and other factors affecting its business and the health care industry generally, many of which are beyond Diagnostics’ control. These factors may cause actual results to differ materially. The Company describes a number of these factors throughout this document, including in these Risk Factors. The Company cannot assure you that it will meet the targets when announced. If the Company is not able to meet these targets, it could harm the market price of its common stock.

Future sales of our common stock could adversely affect its stock price and its ability to raise capital in the future.

Future ales of substantial amounts of the Company’s common stock could harm the market price of its stock. This also could harm the Company’s ability to raise capital in the future. Certain shares issued in conjunction with the Exchange Agreement are expected to be registered through the filing of a registration statement with the SEC. These shares will then be freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”) by persons other than “affiliates,” as defined under the Securities Act. Any sales of substantial amounts of the Company’s common stock in the public market, or the perception that those sales might occur, could harm the market price of the Company’s common stock.

The Company will not solicit the approval of its stockholders for the issuance of authorized but unissued shares of the Company’s common stock unless this approval is deemed advisable by our board of directors or is required by applicable law, regulation or any applicable stock exchange listing requirements. The issuance of those shares could dilute the value of the Company’s outstanding shares of common stock.

State securities laws may limit secondary trading that will restrict the states in which you can sell shares.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

We do not expect to pay dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Because we became a public company by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms and we will also be subject to a one-year "seasoning period" before we will be permitted to list our securities on a securities exchange.

Additional risks may exist since we became public through a “reverse takeover.” Securities analysts of major brokerage firms may not provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future. In addition, companies that become public through a “reverse takeover” are not permitted to list their securities on a securities exchange until (i) the company has completed a one-year “seasoning period” by trading in the United States over-the-counter market or on another regulated United States or foreign exchange following the reverse merger, and filed all required reports with the SEC, including audited financial statements, and (ii) the company maintains the requisite minimum share price for a sustained period, and for at least 30 of the 60 trading days, immediately prior to its listing application and the exchange’s decision to list.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we may be required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting for our annual report on Form 10-K covering our next fiscal year. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

Over-the-Counter Bulletin Board, or OTCBB, securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Risks Related to Our Medical Diagnostic Testing Business and Strategy

We may not be successful in transitioning from our existing product portfolio to our new products. We may not be able to generate sufficient revenue from our existing tests and our new tests or develop new tests to maintain profitability.

We believe our future success is dependent upon our ability to successfully market our existing molecular diagnostic tests to additional patients within the United States, to expand into new markets outside the United States, and to develop and commercialize new molecular diagnostic and companion diagnostic tests.

For example, because most of our molecular diagnostic tests are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic tests in order to continue to generate revenue. Our pipeline of new molecular diagnostic and companion diagnostic test candidates is in various stages of development and may take several more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional molecular diagnostic or companion diagnostic tests through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests or services for commercial use, we may not be able to develop tests or services that:

•	meet applicable regulatory standards, in a timely manner or at all;
•	successfully compete with other technologies and tests;
•	avoid infringing the proprietary rights of others;
•	are adequately reimbursed by third-party payors;
•	can be performed at commercial levels or at reasonable cost; or
•	can be successfully marketed.

We must generate significant revenue to maintain profitability. Even if we succeed in our existing molecular diagnostic tests to physicians for use in new patients and in developing and commercializing any additional molecular diagnostic tests and companion diagnostic tests, we may not be able to generate sufficient revenue and we may not be able to maintain profitability.

We may not become profitable on a quarterly or annual basis.

In order to develop and commercialize our molecular diagnostic and companion diagnostic test candidates, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular diagnostic tests and companion diagnostic tests currently in development, potentially license or acquire additional companies or technologies and engage in commercialization activities in anticipation of the launch of additional molecular diagnostic tests companion diagnostic tests. Because of the numerous risks and uncertainties associated with developing our tests and their potential for commercialization, we are unable to predict the extent of any future profits. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

•	our ability to transition from our existing product portfolio to our new products and to commercialize these new tests;
•	our ability to obtain full or partial reimbursement for new products;
•	our ability to sell our other existing molecular diagnostic tests to new patients;
•	our ability to identify biomarkers that may lead to future molecular diagnostic tests and companion diagnostic tests;
•	our ability to develop test candidates and receive any required regulatory approvals;
•	our ability to successfully commercialize our tests in our existing markets and to extend into new markets outside the United States;
•	the approval and introduction of competitive tests;
•	reductions in reimbursement by third-party payors or their willingness to provide full or even partial reimbursement for our tests;
•	our ability to maintain and enforce our intellectual property rights covering our molecular diagnostic tests and companion diagnostic tests;
•	our ability to maintain and grow our sales force and marketing team to market our tests;
•	our ability to successfully integrate, develop and grow products and services and the business of any other companies or technologies that we may license or acquire;
•	our ability to increase commercial acceptance of our current molecular diagnostic tests; and
•	our ability to maintain or grow our current revenues.

If we cannot successfully launch our molecular diagnostic tests and are unable to secure additional funding, we may have to exit the market place.

To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing. If we are unable to secure adequate funding, we may be required to reduce research and development projects, limit sales and marketing activities, reduce headcount or potentially even discontinue operations. Our future capital requirements will depend on many factors that are currently unknown to us, including:

•	our ability to maintain the existing licenses to our molecular diagnostic tests and enter into collaborations, licensing or other arrangements favorable to us;
•	the scope, progress, results and cost of development, clinical testing and pre-market studies of any new molecular diagnostic tests that we may discover or acquire;
•	the progress, results, and costs to develop additional molecular diagnostic tests;
•	the costs by us or our licensors of preparing, filing and prosecuting patent applications, maintaining and enforcing our current issued patents, and defending intellectual property-related claims;
•	the costs of acquiring technologies or businesses, and our ability to successfully integrate and achieve the expected benefits of our business development activities and acquisitions;
•	the progress, cost and results of our international expansion efforts;
•	the costs of expanding our sales and marketing functions and commercial operation facilities in the United States and in new markets;
•	the costs, timing and outcome of any litigation against us; and
•	the costs to satisfy our current and future obligations.

We may acquire technologies, assets or other businesses that could cause us to incur significant expense and expose us to a number of unanticipated operational and financial risks.

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. However, these acquisitions may not achieve profitability or generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

•	we may have difficulty integrating operations and systems;
•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
•	we may not be successful in launching new molecular diagnostic tests or companion diagnostic tests, or if those tests are launched they may not prove successful in the market place;
•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
•	we may assume or be held liable for risks and liabilities, including for environmental-related costs, as a result of our acquisitions, some of which we may not discover during our due diligence;
•	we may incur significant additional operating expenses;
•	our ongoing business may be disrupted or receive insufficient management attention; and
•	we may not be able to realize synergies, the cost savings or other financial and operational benefits we anticipated, or such synergies, savings or benefits may take longer than we expected.

The process of negotiating acquisitions and integrating acquired tests, services, technologies, personnel or businesses might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in the use of our available cash and marketable securities, potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. In addition, if we are unable to integrate any acquired businesses, tests or technologies effectively, our business, financial condition and results of operations may be materially adversely affected.

We may not be able to successfully integrate the operations of businesses that we acquire with our own or realize the anticipated benefits of the acquisitions, which could adversely affect our financial condition, results of operations and business prospects.

There can be no assurance that we will be able to successfully integrate acquisitions or develop or commercialize products based on acquired technologies, or that we will be able to successfully integrate any other companies, products or technologies that we may acquire and may not realize all or any of the expected benefits of any future acquisitions as and when planned. Additionally, we may experience increased expenses, distraction of our management, personnel and customer uncertainty.

The difficulties and risks associated with the integration of any other businesses that we may acquire include:

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures;
•	the increased scope and complexity of the acquired company’s operations;
•	the potential loss of key employees and the costs associated to retain key employees;
•	risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies; and
•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of our operations with the operations of any other companies that we may acquire.

As a result of these difficulties and risks, we may not accomplish the integration of the business of any companies we may acquire smoothly, successfully or within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of the acquisition, such as increase in our scale, diversification, cash flows and operational efficiency and meaningful accretion to our diluted earnings per share.

If we were successfully sued for product liability, we could face substantial liabilities that exceed our resources.

Our business exposes us to potential liability risks inherent in the testing, marketing and processing of molecular diagnostic products, including possible misdiagnoses. Although we are insured against such risks in amounts that we believe to be commercially reasonable, our present professional and product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

We are dependent on our information technology and telecommunications systems, and any failure of these systems could harm our business.

We depend on information technology, or IT, and telecommunications systems for significant aspects of our business. These IT and telecommunications systems support a variety of functions, including sample processing, tracking, quality control, customer service and support, billing, research and development activities, and various general and administrative activities. Failures or significant downtime of our IT or telecommunications systems could prevent us from processing samples, providing test results to physicians, billing payors, addressing patient or physician inquiries, conducting research and development activities and conducting general and administrative elements of our business. Any disruption or loss of IT or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

If our current operating plan changes and we find that our existing capital resources will not meet our needs, we may find it necessary to raise additional funding, which may not be available.

We anticipate that our existing capital resources and expected net cash to be generated from sales of our molecular diagnostic tests will enable us to maintain our currently planned operations for the foreseeable future. However, we base this expectation on our current operating plan, which may change. We have incurred, and will continue to incur, significant costs in the discovery, development and marketing of current and prospective molecular diagnostic and companion diagnostic tests. Our ongoing efforts to develop tests and expand our business which may be through internally developed products, in licensing and mergers and acquisitions, will require substantial cash resources. If, due to changes in our current operating plan, adequate funds are not available, we may be required to raise additional funds. Sources of potential additional capital resources may include, but are not limited to, public or private equity financings, establishing a credit facility, or selling convertible debt securities. This additional funding, if necessary, may not be available to us on reasonable terms, or at all. If we issue shares of stock or other securities to acquire new companies or technologies, the ownership interests of our existing stockholders may be significantly diluted.

Because of our potential long-term capital requirements, we may access the public or private equity or debt markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If additional funds are raised by issuing equity securities, existing shareholders may suffer significant dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or tests, or grant licenses on terms that are not favorable to us.

Our business involves environmental risks that may result in liability for us.

In connection with our research and development activities, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens, chemicals and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of controlled materials comply with the standards prescribed by state and federal regulations, accidental contamination or injury from these materials may occur. In the event of such an occurrence, we could be held liable for any damages that result and any such liability could exceed our resources.

Changes in healthcare policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our tests.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA became law. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs.

In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests or the amounts of reimbursement available for our tests from governmental agencies or third-party payors.

Risks Related to Commercialization of Our Tests, Our Services and Test Candidates

We may not be able to generate revenue on commercialized diagnostic technology.

Potential events or factors that may have a significant impact on our ability to generate revenue for our molecular diagnostic business include the following:

•	increased costs of reagents and other consumables required for molecular diagnostic testing;
•	increased licensing or royalty costs, and our ability to maintain and enforce the intellectual property rights underlying our tests and services;
•	increased personnel and facility costs;
•	our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our molecular diagnostic business, and sales personnel;
•	our inability to obtain necessary equipment or reagents to perform molecular diagnostic testing;
•	our inability to increase production capacity as demand increases;
•	our inability to expand into new markets outside the United States;
•	the efforts of third party payors to limit or decrease the amounts that they are willing to pay for our tests;
•	changes in intellectual propriety law applicable to our patents or enforcement in the United States and foreign countries;
•	potential obsolescence of our tests;
•	our inability to increase commercial acceptance of our molecular diagnostic tests;
•	increased competition and loss of market share; and
•	increased regulatory requirements.

We may experience increased price competition and price erosion, including price decreases from CMS and private payors.

CMS has recently reduced the reimbursement rate for some of our products and as a result we may experience pricing pressures from managed care organizations and other third-party payors. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our business, results of operations and financial condition.

Our pharmaceutical testing services customers may reduce the amount of testing they conduct through us.

If there is a change in the regulatory environment or intellectual property law, or our pharmaceutical testing services customers consolidate, our customers may divert resources from testing, resulting in a reduced demand for our laboratory testing services. Alternatively, customers may decide to perform their own laboratory testing services in-house.

We rely on a single laboratory facility to process each of our molecular diagnostic tests in the United States and a single laboratory facility to perform our clinical services. Failure to maintain the operations of these laboratories in compliance with applicable regulations would seriously harm our business.

We are relying on Docro, Inc. to provide samples for testing and to oversee the testing procedure. Docro has close relationships with the FDA. Docro has access to all of the samples required to do all of the requisite FDA submissions. We are relying on Arrayit , Inc. to perform the testing that Docro will supervise. After initial approval Arrayit will initially manufacture the tests. Should the company be bought out the manufacturing will pass on to the purchaser. There are no other major vendors.

We depend on a limited number of third parties for some of our supplies of equipment and reagents. If these supplies become unavailable, then we may not be able to successfully perform our research or operate our business on a timely basis or at all.

We currently rely on a small number of suppliers to provide our gene sequencing equipment, content enrichment equipment, multiplex protein analysis equipment, robots, and specialty reagents and laboratory supplies required in connection with our research. We believe that currently there are limited alternative suppliers of these equipment, robots, and reagents. The equipment, robots, or the reagents may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional or alternative equipment, robots, or an adequate supply of reagents or other ingredients at commercially reasonable rates, our ability to continue to identify genes and perform molecular diagnostic testing and pharmaceutical and clinical services would be adversely affected.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our tests.

The clinical laboratory and genetics testing fields are intense and highly competitive. Tests that are developed are characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and other research institutions. Some of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important genes and determine their function before we do. We could be adversely affected if we do not discover genes, proteins or biomarkers and characterize their function, develop molecular diagnostic and pharmaceutical and clinical services based on these discoveries, obtain required regulatory and other approvals and launch these tests and their related services before our competitors. We also expect to encounter significant competition with respect to any molecular diagnostic and companion diagnostic tests that we may develop or commercialize. Those companies that bring to market new molecular diagnostic and companion tests before we do may achieve a significant competitive advantage in marketing and commercializing their tests. We may not be able to develop additional molecular diagnostic tests successfully and we or our licensors may not obtain or enforce patents covering these tests that provide protection against our competitors. Moreover, our competitors may succeed in developing molecular diagnostic and companion diagnostic tests that circumvent our technologies or tests. Furthermore, our competitors may succeed in developing technologies or tests that are more effective or less costly than those developed by us or that would render our technologies or tests less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known and changes in intellectual property laws generate challenges to our intellectual property position.

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover genes, proteins, and biomarkers, and to validate and commercialize molecular diagnostic and companion diagnostic tests could be adversely affected.

We have relationships with research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes, proteins, and biomarkers involved in human disease and validate and commercialize molecular diagnostic and companion diagnostic tests will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

Our research collaborators and scientific advisors may have relationships with other commercial entities, some of which could compete with us. Our research collaborators and scientific advisors sign agreements which provide for the confidentiality of our proprietary information and the results of studies conducted at our request. We may not, however, be able to maintain the confidentiality of our technology and other confidential information related to all collaborations. The dissemination of our confidential information could have a material adverse effect on our business.

If we fail to retain our key personnel and hire, train and retain qualified employees and consultants, we may not be able to successfully continue our business.

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. We are currently recruiting additional qualified management, scientific and technical personnel. Competition for such personnel is intense. Loss of the services of or failure to recruit additional key management, scientific and technical personnel would adversely affect our research and development programs and molecular diagnostic and pharmaceutical and clinical services business and may have a material adverse effect on our business as a whole.

Our agreements with our employees generally provide for employment that can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision to which each employee is subject expires for certain key employees on the applicable date of termination of employment.

As we expand our commercial tests we may be required to incur significant costs and devote significant efforts to expand our existing tests sales and marketing capabilities.

Our sales and marketing experience and capabilities consist primarily of our sales force that markets our cancer-related molecular diagnostic tests to oncologists, Ob/Gyns and urologists in the United States. We are currently expanding our sales efforts outside the United States, which will require us to hire additional personnel and engage in additional sales and marketing efforts. We have limited sales and marketing experience outside the Unites States. As we expand our business operations internationally, we expect to face a number of additional costs and risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

Risks Related to Our Intellectual Property

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries. Our ability to preserve our trade secrets and other intellectual property is also important to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

The patent positions of diagnostic companies, including our patent position, are generally highly uncertain and involve complex legal and factual questions, and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future tests are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technology or tests. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented.

Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights. Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Moreover, there is no assurance that we will be successful in any such litigation.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our patent applications;
•	we or our licensors were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our or our licensors’ patent applications will result in issued patents;
•	any of our or our licensors’ patents will be valid or enforceable;
•	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable tests, will provide us with any competitive advantages or will not be challenged by third parties;
•	we will develop additional proprietary technologies or tests that are patentable;
•	the patents of others will not have an adverse effect on our business; or
•	our patents or patents that we license from others will survive legal challenges, and remain valid and enforceable.

If a third party files a patent application with claims to a biomarker we have discovered, the PTO may declare interference between competing patent applications. If an interference is declared, we may not prevail in the interference. If the other party prevails in the interference, we may be precluded from commercializing services or tests based on the biomarker or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

We also rely upon unpatented proprietary technologies. Although we require employees, consultants and collaborators to sign confidentiality agreements, we may not be able to adequately protect our rights in such unpatented proprietary technologies, which could have a material adverse effect on our business. For example, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our proprietary technologies or disclose our technologies to our competitors.

If we were sued for patent infringement by third parties, we might incur significant costs and delays in test introduction.

Our tests may also conflict with patents that have been or may be granted to others. Our industry includes many organizations that have or are seeking to discern biomarkers and develop genomic, proteomic and other technologies. To the extent any patents are issued or have been issued to those organizations, the risk increases that the sale of our molecular diagnostic and companion diagnostic tests currently being marketed or under development may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering biomarkers that are similar or identical to our tests. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing or marketing our tests. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our tests could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources.

We may be unable to adequately prevent disclosure of trade secrets, proprietary databases, and other proprietary information.

We rely on trade secrets to protect our proprietary technologies and databases, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and others to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy if unauthorized disclosure of confidential information occurs. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position.

If we fail to comply with our obligations under license or technology agreements with third parties, we could lose license rights that are critical to our business.

We license intellectual property that is critical to our business, including licenses underlying the technology in our molecular diagnostic and pharmaceutical and clinical services, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from distributing our current tests, or inhibit our ability to commercialize future test candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is commonplace in our industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Government Regulation

If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

•	CLIA, which requires that laboratories obtain certification from the federal government;
•	FDA laws and regulations;
•	HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions; amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general and impose requirements for breach notification;
•	state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;
•	the federal anti-kickback law, or the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;
•	the federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;
•	the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;
•	other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers; and
•	similar foreign laws and regulations that apply to us in the countries in which we operate.

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in government health care programs, or prohibitions or restrictions on our laboratories’ ability to provide services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position, or that a private party could file suit under the qui tam provisions of the federal False Claims Act or a similar state law. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, and other private third-party payors.

Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs.

We are subject to laws and regulations governing the submission of claims for payment for our services, such as those relating to: coverage of our services under Medicare, Medicaid and other state, federal and foreign health care programs; the amounts that we may bill for our services; and the party to which we must submit claims. Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or in attempts by government healthcare programs, such as Medicare and Medicaid, to recover payments already made. Submission of claims in violation of these laws and regulations can result in recoupment of payments already received, substantial civil monetary penalties, and exclusion from government health care programs, and can subject us to liability under the federal False Claims Act and similar laws. The failure to report and return an overpayment to the Medicare or Medicaid program within 60 days of identifying its existence can give rise to liability under the False Claims Act. Further, a government agency could attempt to hold us liable for causing the improper submission of claims by another entity for services that we performed if we were found to have knowingly participated in the arrangement at issue.

Our business could be harmed by the loss, suspension, or other restriction on a license, certification, or accreditation, or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state, federal and foreign laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many private third-party payors, for laboratory testing services. As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by CMS; a CMS agent (typically a state agency); or, if the laboratory holds a CLIA certificate of accreditation, a CMS-approved accreditation organization. Sanction for failure to comply with CLIA requirements, including proficiency testing violations, may be suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Some states have enacted state licensure laws that are more stringent than CLIA. We are also subject to laws and regulations governing our reference laboratory in Germany. Changes in state or foreign licensure laws that affect our ability to offer and provide diagnostic services across state or foreign country lines could materially and adversely affect our business. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries.

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, a state or foreign license, or accreditation, could have a material adverse effect on our business. If the CLIA certificate of any one of our laboratories is revoked, CMS could seek revocation of the CLIA certificates of our other laboratories based on their common ownership or operation, even though they are separately certified.

Changes in the way that the FDA regulates tests performed by laboratories like ours could result in delay or additional expense in offering our tests and tests that we may develop in the future.

While the FDA does not currently regulate the activities or tests performed by laboratories like our clinical laboratories, the FDA has stated that it has the right to do so If pre-market review is required, our business could be negatively impacted if we are required to stop selling molecular diagnostic tests pending their clearance or approval or the launch of any new tests that we develop could be delayed by new requirements.

Companion diagnostic tests require FDA approval and we may not be able to secure such approval in a timely manner or at all.

Our companion diagnostic products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, companion diagnostics must receive FDA clearance or approval before they can be commercially marketed in the U.S. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products could:

•	take a significant period of time;
•	require the expenditure of substantial resources:
•	involve rigorous pre-clinical testing, as well as increased post-market surveillance:
•	require changes to products; and
•	result in limitations on the indicated uses of products.

If the government and third-party payors fail to provide coverage and adequate payment for our tests and future tests, if any, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, sales of our molecular diagnostic tests or any future diagnostic tests will depend in large part, upon the availability of reimbursement from third-party payors. Such third-party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic tests they will pay for and the amounts that they will pay for new molecular diagnostic tests. We have recently experienced price reductions from CMS for some of our products and may experience future price reductions from managed care organizations and other third-party payors. The fact that a diagnostic test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic test will remain approved for reimbursement or that similar or additional diagnostic tests will be approved in the future. As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic tests. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing of many healthcare products. We expect that there will continue to be federal and state proposals to implement governmental controls or impose healthcare requirements. In addition, the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on product pricing. Cost control initiatives could decrease the price that we would receive for any tests in the future, which would limit our revenue and profitability.

Our business could be adversely impacted by the adoption of the ICD-10-CM Code Set.

CMS has adopted a new coding set for diagnoses, commonly known as ICD-10-CM, which significantly expands the current coding set. ICD-10-CM is currently required to be used on all claims with dates of service on or after October 1, 2014. We may be required to incur significant expense in implementing ICD-10-CM, and, if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set, physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

Risks Related to Our common stock

We lack an established trading market for our common stock, and you may be unable to sell your common stock at attractive prices or at all.

There is currently a limited trading market for our common stock in the OTCQB under the symbol "OREO." There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. As a result, we cannot assure you that you will be able to sell your common stock at attractive prices or at all.

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;
•	changes in our industry and competitors;
•	our financial condition, results of operations and prospects;
•	any future issuances of our common stock, which may include primary offerings for cash, and the grant or exercise of stock options from time to time;
•	general market and economic conditions; and
•	any outbreak or escalation of hostilities, which could cause a recession or downturn in our economy.

We may be subject to shareholder litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may become the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

Our future sales of common stock by management and other stockholders may have an adverse effect on the then prevailing market price of our common stock.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a company registered under the Securities Exchange Act of 1934, as amended, may, sell their restricted common stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

Lack of Independent Directors.

The Sarbanes-Oxley Act of 2002 requires us as a public corporation to have an audit committee composed solely of independent directors. Currently, we have no independent directors and lack an Audit Committee of the board of directors. Audit committee communications will have to go directly to board members and addressed with the board of directors. We can provide no assurances that we will be able to attract and maintain independent directors on our Board or form an Audit Committee in compliance with Sarbanes-Oxley.

We do not expect to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

While we currently qualify as an “emerging growth company” under the Jumpstart of Business Startups Act of 2012, or the JOBS Act, when we lose that status the costs and demands placed upon our management will increase.

Once we become a publicly reporting company, we will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer, ” as defined by the Securities and Exchange Commission, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if we would also no qualify as a smaller reporting company.

We are an “emerging growth company” and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us, upon becoming a publicly-reporting company, to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above, and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will cease to be an emerging growth company at such time as described in the risk factor immediately above. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or ourselves. In addition, the OTCQB is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Trading in our common stock on the OTC Markets is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Trading in our common stock is currently published on the OTC Markets. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Company does not own any physical property or own any real property.  The Company is provided use of the chief executive officer’s leased office space at 8561 East Anderson Drive, Suite 104, Scottsdale, Arizona 85225 at no cost.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information.

Shares of the Company’s common stock are currently listed on the Over-The-Counter Bulletin Board under the symbol “OREO.”  The following table sets forth the range of high and low bid prices for the last two fiscal years.

Year 2014	High	Low
Quarter ended October 31, 2014	$0.03	$0.02
Quarter ended July 31, 2014	$0.01	$0.01
Quarter ended April 30, 2014	$0.01	$0.01
Quarter ended January 31, 2014	$0.01	$0.01

Year 2013	High	Low
Quarter ended October 31, 2013	$0.02	$0.01
Quarter ended July 31, 2013	$0.03	$0.01
Quarter ended April 30, 2013	$0.04	$0.01
Quarter ended January 31, 2013	$0.07	$0.03

The transfer agent and registrar for the Company’s common stock is Signature Stock Transfer, Inc., PMB 317, 2632 Coach Light Ct, Plano, Texas 75093.

Holders of Common Stock

As of February 12, 2015, there are 108,950,000 shares of common stock issued and outstanding.  These shares of common stock are held of record by 9 registered shareholders.

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

Results of Operations - Year Ended October 31, 2014 versus Year Ended October 31, 2013

Summary of Year End Results

	Year Ended October 31, 2014	Year ended October 31, 2013	Percentage Increase/Decrease
Revenue	$–	$–	–
Expenses
Consulting services	–	148,371	(100)%
General & administrative	5,480	71,608	(92)%
Rent	577	6,283	(91)%
Legal and accounting	28,262	89,250	(68)%
Loss on disposition of oil and gas properties	–	–	(100)%
Total Operating Expenses	34,319	315,512	(89)%
Loss from Operations	(34,319)	(315,512)	(89)%
Other (income) expense
Interest (income) expense, net	–	–	–
Net Loss	$(34,319)	$(315,512)	(89)%

Fiscal years ended October 31, 2014 and 2013

Revenue

The Company has not earned any revenues to date.

Expenses

Consulting services decreased by $148,371 from $148,371 in FY2013 to $0 in FY 2014 due to the reduction in consulting fees related to oil and gas exploration activities subsequent to the sale of the Company’s oil and gas properties.  General and administrative decreased $66,128 from $71,608 in FY 2013 to $5,480 in FY 2014 due to reductions in director’s fees, investor relations costs, bank fees and stock transfer agent fees. Rent decreased by $5,706 in FY 2014 compared to FY 2013. Legal and accounting decreased by $60,988 due to lower legal and accounting fees in FY 2014.

Liquidity and Capital Resources

Working Capital (Deficit)

	At October 31, 2014	At October 31, 2013	Percentage Increase/Decrease
Current Assets	$–	$–	–%
Current Liabilities	$66,291	$31,972	107%
Working Capital (Deficit)	$(66,291)	$(31,972)	(107)%

Working capital (deficit) is the amount by which current assets exceed current liabilities, and the Company’s working capital decreased from $31,972 as of October 31, 2013 to a working capital deficit of $66,291 as of October 31, 2014.  This increase in the working capital deficit is attributable to an increase in accounts payable of $34,319.

Cash Flow - Year Ended October 31, 2014 versus Year Ended October 31, 2013

	Year Ended October 31, 2014	Year ended October 31, 2013
Net Cash Flows used in Operating Activities	$–	$(274,244)
Net Cash Flows used in Investing Activities	$–	$–
Net Cash Flows from Financing Activities	$–	$–
Net Increase/(Decrease) in Cash During Period	$–	$(274,244)

Net cash flow used in operating activities in 2014 was $0 which was primarily attributable to the financing of the Company’s operations through an increase in accounts payable.

Net cash flow used in investing activities was $0.

Net cash flow from financing activities was $0 primarily as the result of the Company’s inability to raise capital through the private placements of debt and equity securities during the fiscal year ended October 31, 2014.

Financing Requirements

During the fiscal year ended October 31, 2014, the Company has financed its operations through increases in accounts payable and advances from the Director.

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

Since its inception, the Company has incurred cumulative losses of $3,177,478 and is dependent upon obtaining financing to pursue any activities.  The Company expects to continue to incur substantial losses until it completes the development of its business.  The Company anticipates continuing to rely on private equity and debt transactions in order to continue to fund its business operations.  Issuances of additional shares will be dilutive to the Company’s existing shareholders.   There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing for to fund its planned activities.

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

Tabular Disclosure of Contractual Obligations

Not Applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements together with the report thereon of LBB & Associates Ltd., LLP for the years ended October 31, 2014 and 2013 is set forth as follows:

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

American Liberty Petroleum Corp.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of American Liberty Petroleum Corp.  (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Liberty Petroleum Corp. as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

February 12, 2015

AMERICAN LIBERTY PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2014	2013
ASSETS

Current Assets
Cash	$–	$–
Prepaid assets	–	–
Total current assets	–	–
Total assets	$–	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$40,099	–
Due to related parties	26,192	$31,972
Total current liabilities	66,291	31,972
Total liabilities	66,291	31,972

Commitments

SHAREHOLDERS' DEFICIT

Common Stock, $0.00001 par value, 450,000,000 authorized 107,389,051 issued and outstanding at October 31, 2014 and 2013	1,074	1,074
Additional paid in capital	3,110,113	3,110,113
Accumulated deficit	(3,177,478)	(3,143,159)
Total shareholders' deficit	(66,291)	(31,972)

Total liabilities and shareholders' deficit	$–	$–

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 31,
	2014	2013
Operating expenses
General and administrative	$34,319	$315,512
Loss from Operations	(34,319)	(315,512)
Interest expense/ income, net	–	–
Net loss	$(34,319)	$(315,512)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	107,389,051	107,132,787

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,319)	$(315,512)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated consulting services and expenses	–	–
Stock based compensation	–	4,531
Loss on disposition of oil and gas properties	–	–
Changes in:
Prepaid assets	–	21,554
Accounts payable and accrued liabilities	40,099	–
Due to related parties	(5,780)	15,183
NET CASH USED IN OPERATING ACTIVITIES	–	(274,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	–	–
Purchase of oil and gas properties	–	–
NET CASH USED IN INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	–	–
Proceeds from notes payable - related party	–	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	–

NET CHANGE IN CASH	–	(274,244)
Cash, beginning of period	–	274,244
Cash, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the Years Ended October 31, 2013 and 2014

	Common Stock		Additional paid-in	Accumulated
	Number	Amount	capital	Deficit	Total

Balance as of October 31, 2012	105,912,580	$1,059	$3,105,597	$(2,827,647)	$279,009

Capital stock issued for prior year private placement	1,176,471	12	(12)	–	–
Capital stock issued for services	300,000	3	4,528	–	4,531
Net loss	–	–	–	(315,512)	(315,512)
Balance as of October 31, 2013	107,389,051	1,074	3,110,113	(3,143,159)	(31,972)
Net loss	–	–	–	(34,319)	(34,319)
Balance as of October 31, 2014	107,389,051	$1,074	$3,110,113	$(3,177,478)	$(66,291)

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN LIBERTY PETROLEUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

Note 1          Summary of Significant Accounting Policies and Basis of Presentation

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

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Note 2          Related Party Transactions

In February 2010, the Company agreed to pay director fees of $8,500 per month to Diamante Services Ltd. in exchange for Mr. Alvaro Vollmers’ services as director of the Company.  During the years ended October 31, 2013 and 2012 the Company paid a total of $102,000 for consulting services provided by Mr. Vollmers.   As of October 31, 2014 and 2013, the Company owed $17,000 to Diamante Services Ltd., which is recorded as accounts payable in the accompanying consolidated financial statements.

During the year ended October 31, 2014, Mr. Robert Rhodes paid $10,079 in expenses on behalf of the Company, which is included in Due to Related Parties as of October 31, 2014.

The Company’s CFO, Steven Plumb, prepared the Company’s SEC filings during the years ended October 31, 2014 and 2013 and billed the Company $13,530 and $34,479 for these services during the fiscal years ended October 31, 2014 and 2013, respectively. As of October 31, 2014, $16,113 due to Mr. Plumb is included in Due to Related Parties.

Note 3          Common Stock

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

A summary of warrant activity for the year ended October 31, 2014 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding October 31, 2013	14,601,551	$0.16	2.27	$2,169,961
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	11,326,667	–	–	–
Outstanding October 31, 2014	3,274,884	$0.26	2.11	$759,774

Note 4          Income Taxes

The Company has tax losses which may be applied against future taxable income. The Company’s tax rate is 34%. The potential tax benefits arising from these loss carryforwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was approximately $3,177,000 and $3,144,000 at October 31, 2014 and 2013, respectively. The change in the valuation allowance in each of the periods ending October 31, 2014 and 2013 were $11,600 and $107,300, respectively. The significant components of the deferred tax asset as of October 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carryforwards	$1,080,300	$1,068,700
Valuation allowance	(1,080,300)	(1,068,700)
Net deferred tax asset	$–	$–

Note 5          Subsequent Events

On December 18, 2014, the Company entered into a consulting agreement with Robert Rhodes which grants Mr. Rhodes the right to purchase 34,000,000 shares of the Company’s common stock at $0.00001 per share in exchange for serving as Chief Executive Officer of the Company. Mr. Rhodes purchased the shares on December 18, 2014. The common stock had a fair market value of $649,400 on the date of purchase.

On December 18, 2014, the Company entered into a consulting agreement with Steven Plumb which grants Mr. Plumb the right to purchase 34,000,000 shares of the Company’s common stock at $0.00001 per share in exchange for serving as Chief Financial Officer of the Company. Mr. Plumb purchased the shares on December 18, 2014. The common stock had a fair market value of $649,400 on the date of purchase.

On December 19, 2014, the Company cancelled 66,439,051 shares of common stock held by Alvaro Volmers, John Rhoden and New World Investments.

Effective December 29, 2014, the Company entered into a definitive Agreement and Plan of Reorganization, to acquire of 100% of the outstanding equity interests of Avant Diagnostics, Inc. (“Avant”). Avant agreed to merge with Avant Acquisition Corp., a wholly owned subsidiary of the Company. Avant shareholders will be issued Script convertible to shares of the Company’s common stock, after certain corporate actions by the Company become effective. Avant shareholders will be issued common stock in the Company at a one for one conversion rate to the post reverse split Avant common stock shares outstanding. There were 74,354,139 Avant common stock shares outstanding at the time of consummation of the acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed and submitted under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of its executive officers, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, the executive officers of the Company have concluded that, as of the end of the period covered in this Annual Report, these disclosure controls and procedures were not effective.

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

As of the end of its most recent fiscal year, the Company’s management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of October 31, 2014, such internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. There was a change in management effective January 2014 as disclosed in the accompanying consolidated financial statements. In conjunction with the Agreement and Plan of Reorganization executed on December 29, 2014, the Company has entered into a new line of business and will implement enhanced internal controls over financial reporting during the fiscal year ending October 31, 2015.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officer, director and his age and titles as of October 31, 2014, are as follows:

Name	Age	Position
Robert C. Rhodes	46	Chief Executive Officer, President, and Director
Steven M. Plumb	55	Chief Financial Officer, Secretary, Treasurer and Director

Robert C. Rhodes has served a Director since December 2013. From December 2013 to December 2014, Mr. Rhodes also served as our Chief Executive Officer, President, and Director. Mr. Rhodes also serves as Managing Member of Rhodes Holdings LLC, and has since December 2005, provided management consulting services and financing to micro- to small- capitalization companies (below $75 million) embarking on high growth strategies. Mr. Rhodes has also served as Managing Member of the American Equity Fund LLC since August 2012.

Robert Rhodes’ operational experience includes founding and serving as Chairman / CEO of Systems Evolution Inc., a software engineering and business analysis consultancy, from November 1993 through December 2006. During his tenure, Mr. Rhodes acquired five companies (AXP Technologies Inc., eLead Solutions Inc., CMS Technology Services LLC, Next Hire Consultants Inc., and Duration Software Inc.), achieved $10M+ revenue, was honored as the #1 fastest growing technology company in Houston Texas by The 2005 Fast Tech 50, and took it public in September 2003.

Mr. Rhodes also was founder of KnJ Management LLC which provided IT staffing (January 2004 – January 2006), founder of ART Services, Inc. which provided property management services (December 2003 – February 2007), was partner at Software Integration Consulting Group (July – November 1993), and held positions at BSG Alliance/IT Group (May 1991 – June 1993).

Steven M. Plumb has served as our Chief Financial Officer and Director since December 2013. Mr. Plumb is a certified public accountant licensed in the State of Texas. Mr. Plumb is the President of Clear Financial Solutions, Inc., an accounting and consulting firm based in Houston, Texas which provides CFO and SEC reporting services to public and private companies where he has served as owner and President since 2003. Mr. Plumb has over 30 years of experience in accounting, operations, finance and marketing. Mr. Plumb has served as the CFO of Virtus Oil and Gas Corp from August 2013 to the present and of High Performance Beverage Co. (TBEV) from May 2014 to the present, as CFO of Bering Exploration, Inc. (BERX) from September 2009 to December 2013 and as its President and COO from April 2013 to December 2013, as the CFO of the following companies: Complexa, Inc., a private, venture capital backed early stage drug development company from August 2011 to October 2014, Galaxy Media and Marketing, Inc. from September 2010 to June of 2011 and Oncolin Therapeutics, Inc. from May 2008 to November 2008. In addition, Mr. Plumb was a founder of two biotechnology companies, HoustonPharma, Inc. in 2006 and its CFO from January 2006 to August 2008, and of BellairePharma, Inc., in 2008, serving as its CFO from January 2008 to August 2009. He also held various roles with the “Big 4” accounting firms and was the Chief Financial Officer for DePelchin Children’s Center, a Houston-based nonprofit organization that offers mental health, foster care and adoption services in Texas and the controller of Memorial City Medical Center Rehabilitation Hospital, a PM&R facility, and Spring Shadows Pines, a nursing home. Mr. Plumb earned his Bachelor’s Degree in Business Administration in Accounting from the University of Texas at Austin.

On December 29, 2014, Mr. Robert Rhodes resigned his position as Chief Executive Officer and Mr. Gregg Linn was appointed to the position of Chief Executive Officer and as a member of the board of directors of the Company.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the board of directors acts in those capacities.

Audit Committee Financial Expert

Mr. Plumb is a director of the Company and qualifies as an “audit committee financial expert.” However, he is not independent due to his position as an officer of the Company. The Company believes that the cost related to retaining such an independent financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

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

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no filings were required, the Company believes that during the fiscal year ended October 31, 2014, all filings required under Section 16(a) have been timely filed, except that it appears from our review that New World and John Rhoden, each of whom beneficially own more than 10% of our common stock, have not filed a Form 3 reflecting such ownership positions.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Stock Options	Nonequity Incentive Plan	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Robert Rhodes, CEO, President and Director (2)	2014	$0	$0	$0	$0	$0	$0	$0	$0
Steven Plumb, CFO, Secretary, Treasurer and Director (2)	2014	$0	$0	$0	$0	$0	$0	$0	$0
Alvaro Vollmers- President, Treasurer, Secretary and sole Director	2014	$0	$0	$0	$0	$0	$0	$0	$0
Alvaro Vollmers- (1) President, Treasurer, Secretary and sole Director	2013	$0	$0	$0	$0	$0	$0	$102,000	$102,000
Alvaro Vollmers- (1) President, Treasurer, Secretary and sole Director	2012	$0	$0	$0	$0	$0	$0	$102,000	$102,000

(1)	Represents the payment of $8,500 per month for service as President, Treasurer, Secretary and the sole director of the Company.
(2)	Appointed in January 2014.

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

On June 24, 2014, Mr. Carr resigned from the Board of Directors and Mr. Rhodes assumed the additional role of Chairman of the Board.

On December 29, 2014, Mr. Robert Rhodes resigned his position as Chief Executive Officer and Mr. Gregg Linn was appointed to the position of Chief Executive Officer and as a member of the board of directors of the Company.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2014, the Company did not have any option, stock and equity incentive plan awards for Mr. Rhodes or Mr. Plumb.

Director Compensation

Diamante Services Ltd. received $8,500 per month during the fiscal year ended October 31, 2013 and through the date of his resignation as a director and officer in January 2014. Neither Mr. Rhodes nor Mr. Plumb received compensation for their services as directors during the fiscal year ended October 31, 2014.

Employment Contracts

The Company has no written employment contracts, termination of employment or change-in-control arrangements with any of its executive officers or directors as of the fiscal year ended October 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of October 31, 2014 by: (i) each person (including any group) known to the Company to own more than five percent of any class of its voting securities; (ii) each of its directors; (iii) each of its named executive officers; and (iv) the executive officers and directors as a group.  Shares of common stock relating to options, warrants or convertible securities currently exercisable, or exercisable within 60 days of January 31, 2014 are deemed outstanding for computing the percentage of the person beneficially owning such securities but are not deemed outstanding for computing the percentage of any other person.  Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned, subject to applicable community property laws.

	Shares Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	Ownership
5% or more beneficial owners:
Robert Rhodes- President and Director	69,439,051	64.66%

Directors and Executive Officers
Robert Rhodes- President and Director
11251 Richmond Avenue, Suite F101
Houston, Texas 77082	69,439,051	64.66%

Steven M. Plumb – CFO and Director
11251 Richmond Avenue, Suite F101
Houston, Texas 77082	0	–

Executive Officers and Directors as a Group (2 persons)	69,439,051	64.6%

Equity Compensation Plans

The Company has no equity compensation plans with its executive officers and directors as of the fiscal year ended October 31, 2014.

Change of Control

Effective December 29, 2014, the Company entered into a definitive Agreement and Plan of Reorganization, to acquire of 100% of the outstanding equity interests of Avant Diagnostics, Inc. (“Avant”). Avant agreed to merge with Avant Acquisition Corp., a wholly owned subsidiary of the Company. Avant shareholders will be issued Script convertible to shares of the Company’s common stock, after certain corporate actions by the Company become effective. Avant shareholders will be issued common stock in the Company at a one for one conversion rate to the post reverse split Avant common stock shares. There were 74,354,139 shares of Avant common stock outstanding at the time of consummation of the acquisition. As a result of the Agreement and Plan of Reorganization, one director was added to the board of directors. Once the acquisition is consummated, the former shareholders of Avant will hold a majority of the Company’s outstanding common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a description of transactions since November 1, 2013 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 and in which any of the person who serves as our director and executive officer or with any beneficial owners of more than 5% of our common stock, or entities affiliated with them, had or will have a director or indirect material interest.

None.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As a result, the Company does not have any independent directors.  During the fiscal year ended October 31, 2014, Mr. Rhodes and Mr. Plumb acted as the Company’s directors and principal executive officers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended October 31, 2014 and 2013 for professional services rendered by the principal accountant for (1) the audit of its annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (2) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”), (3) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”).

	Year Ended	Year Ended
	October 31,	October 31,
	2014	2013
Audit Fees	$20,032	$46,590
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$20,032	$46,590

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

1.	Financial Statements - The following consolidated financial statements of the Company are contained in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accountant
•	Consolidated Balance Sheets as of October 31, 2014 and 2013
•	Consolidated Statements of Operations - For the years ended October 31, 2014 and 2013
•	Consolidated Statements of Shareholders’ Deficit – For the years ended October 31, 2014 and 2013
•	Consolidated Statements of Cash Flows - For the years ended October 31, 2014 and 2013
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Current Report on Form 8-K filed on May 24, 2010)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on February 16, 2010)
10.1	Option Agreement dated May 11, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on May 17, 2010)
10.2	First Amendment to Option Agreement dated October 23, 2010 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on October 26, 2010)
10.3	Second Amendment to Option Agreement dated February 11, 2011 by and between the Company and Desert Discoveries, LLC (incorporated by reference to Current Report on Form 8-K filed on March 28, 2011)
10.4	Promissory Note executed on December 6, 2010 by the Company, as maker, for the benefit of Keyser Resources, Inc., as payee (incorporated by reference to Current Report on Form 8-K filed on December 9, 2010)
10.5	Promissory Note executed on December 9, 2010 by the Company, as maker, for the benefit of Keyser Resources, Inc., as payee (incorporated by reference to Current Report on Form 8-K filed on January 11, 2011)
10.6	Third Amendment to Option Agreement dated June 9, 2011 by and between the Company and Desert Discoveries, LLC (Incorporated by reference to the Company’s Quarterly Report on Form 10Q filed on June 20, 2011).
10.7	Operating Agreement dated August 2, 2011 by and among the Company, Independence Drilling, LLC, Desert Discoveries, LLC, and Edward Traub (Incorporated by reference to the Company’s Quarterly Report on Form 10Q filed on September 19, 2011).
10.8	Operating Agreement dated August 2, 2011 by and among the Company, Independence Drilling, LLC, Desert Discoveries, LLC, Cortez Exploration, LLC, Punto De Luz, LLC and Edward Traub (Incorporated by reference to the Company’s Quarterly Report on Form 10Q filed on September 19, 2011).
21.1	List of Subsidiaries of the Company (incorporated by reference to Annual Report on Form 10-K filed on February 15, 2011)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LIBERTY PETROLEUM CORP.

Date: February 12, 2015	By:	/s/ Gregg Linn
GREGG LINN
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 12, 2015.

AMERICAN LIBERTY PETROLEUM CORP.

Signature	Title

/s/ Robert C. Rhodes	Chairman of the Board, Director
Robert C. Rhodes

/s/ Gregg Linn	Chief Executive Officer
Gregg Linn

/s/ Steven M. Plumb	Director and Chief Financial Officer, Treasurer and Secretary
Steven M. Plumb

