Form 10-Q
period 2014-12-31
Avant Diagnostics, Inc
filed 2015-04-07
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54329

AVANT DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0583166
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8561 East Anderson Drive, Suite 104 Scottsdale, AZ	85225
(Address of Principal Executive Offices)	(Zip Code)

(480) 478-6660

(Registrant’s telephone number, including area code)

American Liberty Petroleum Corp.

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 7, 2015, there were 94,226,825 shares of registrant’s common stock outstanding.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Avant Diagnostics, Inc.

BALANCE SHEETS

UNAUDITED

	December 31,	September 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$270,000	$6,000
Marketable securities	1,000,000	1,600,000
Total current assets	1,270,000	1,606,000

License	1,693,000	1,693,000

Total assets	$2,963,000	$3,299,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$324,000	$166,000
Total liabilities	324,000	166,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value per share; 20,000,000 shares authorized
Series B preferred stock, $0.001 par value; 0 and 3,000 issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	-	-
Common stock, $0.001 par value; 480,000,000 shares authorized 80,409,000 and 71,655,800 shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	80,000	72,000
Additional paid-in capital	10,197,000	9,932,000
Accumulated other comprehensive loss	(1,000,000)	(400,000)
Accumulated deficit	(6,638,000)	(6,471,000)
Total stockholders' equity	2,639,000	3,133,000
Total liabilities and stockholders' equity	$2,963,000	$3,299,000

The accompanying notes are an integral part of these financial statements.

Avant Diagnostics, Inc.

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31,
	2014	2013
OPERATING EXPENSES:
Selling, general and administrative	$166,000	$30,000
Total operating expenses	166,000	30,000
Loss from operations before income taxes	(166,000)	(30,000)
Income tax (benefit) provision	-	-

Net loss	$(166,000)	$(30,000)

Basic and diluted net loss per common share	$(0.00)	$(0.00)
Shares used in computing basic and diluted net loss per common share	73,414,238	45,053,000

The accompanying notes are an integral part of these financial statements.

4

Avant Diagnostics, Inc.

STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended December 31,
	2014	2013

Net loss	$(166,000)	$(30,000)

Available for sale securities:
Unrealized change in available-for-sale securities	(600,000)	-
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(600,000)	-

Comprehensive loss	$(766,000)	$(30,000)

The accompanying notes are an integral part of these financial statements.

Avant Diagnostics, Inc.

STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(166,000)	$(30,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	2,000	-
Changes in operating assets and liabilities:
Other assets	-	(8,000)
Accounts payable and accrued liabilities	88,000	(24,000)
Net cash used by operating activities	(76,000)	(62,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, net	340,000	60,000
Net cash provided by financing activities	340,000	60,000

Net (decrease) increase in cash and cash equivalents	264,000	(2,000)
Cash and cash equivalents at beginning of period	6,000	43,000
Cash and cash equivalents at end of period	$270,000	$41,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosures:
Unrealized loss on available-for-sale securities	$600,000	$-
Capital contribution by Arrayit Corporation	$-	$78,000
Net liabilities assumed in connection with recapitalization	$70,000	$-

The accompanying notes are an integral part of these financial statements.

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Period Ended December 31, 2014

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Avant Diagnostics, Inc. ("Avant" or the "Company") is a Nevada corporation established in 2009, as a diagnostic company that focuses on the commercialization of a series of proprietary microarray-based diagnostic tests that provide early detection of cancers, neurodegenerative diseases, and other chronic and severe disease states. Avant was originally named Arrayit Diagnostics, Inc. (“AD”), which was formed as a majority owned subsidiary of Arrayit Corporation (“Arrayit”) through a technology transfer in July 2009. In January 2013, the Company effected a name change to Avant Diagnostics, Inc.

The Company’s premier product is OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. This test is expected to be approved by the U.S. Food and Drug Administration (FDA) as the first pre-symptomatic screening test for ovarian cancer in the United States, detecting all types and all stages of ovarian cancer with high sensitivity and specificity.

Basis of Presentation

Effective December 29, 2014, we completed a reverse acquisition, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. (“ALP”). Avant shareholders will receive 74,34,139 shares of common stock for a 93% equity interest in ALP. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse acquisition, we changed the name of ALP to “Avant Diagnostics, Inc.” The transaction was regarded as a reverse merger whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Avant had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refer to Avant Diagnostics, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 8-K, as filed on January 14, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2014 filed with the SEC on Form 8-K have been omitted.

Recent Accounting Pronouncements

In the February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220); Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires filers to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net loss. The Company adopted this accounting standard during the first quarter of 2013.

NOTE 2 - FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, available-for-sale securities, accounts payable and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The fair value hierarchy promulgated by GAAP consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

As of December 31, 2014 and September 30, 2014, the Company had no financial assets or liabilities requiring Level 1 or 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities. Our Level 2 asset consists of investment securities.

The carrying values for cash and cash equivalents, other current assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

NOTE 3 - FINANCIAL INSTRUMENTS

Investments in Equity Securities

The fair values of the Company’s marketable securities are based on quoted market prices and are included in the accompanying consolidated balance sheet under total current assets as available-for sale securities.

As of December 31, 2014, the Company’s available-for-sale securities consisted of 10,000,000 shares of Arrayit Corporation (OTCBB: ARYC) acquired in August 2014 in exchange for the issuance of 10,000,000 common shares of the Company. Both the Arrayit and the Company’s shares are restricted under Rule 144. The shares were exchanged pursuant to a share exchange agreement with Arrayit in August 2014.

The Arrayit shares were quoted at $0.20 per share on the date of issuance and at $0.10 as of December 31, 2014. The Company recorded a $600,000 loss to other comprehensive income for the three months ended December 31, 2014. As of December 31, 2014, the total other comprehensive loss recorded for the Arrayit stock was $1,000,000.

NOTE 4 - LICENSE AND TECHNOLOGY AGREEMENTS

The Company's intangible assets consists of technology enhancements and licensing payments for its worldwide exclusive licensed rights to OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. The intravenous of “finger stick” blood sample detects early and late stage ovarian cancer of all sub-types. Since the test is performed in a digital platform and compared against known bio-markers, it gives a definitive “yes or no” answer. This test is expected to be approved by the U.S. Food and Drug Administration (FDA) as the first pre-symptomatic screening test for ovarian cancer in the United States, detecting all types and all stages of ovarian cancer with high sensitivity and specificity.

Technology Assignment Agreement with Arrayit Corporation

On July 18, 2009, the Company entered into a Technology Assignment Agreement with Arrayit Corporation (the “Tech Transfer Agreement”), whereby Arrayit Corporation assigned to the Company, exclusively throughout the world, all right, title and interest in the technology behind the microarray-based test for the detection and monitoring of ovarian cancer (the “Intellectual Property). The consideration under the Tech Transfer Agreement for the Intellectual Property was 80% of the Company’s issued and outstanding shares of capital stock existing at the time of the agreement, or 19,350,000 shares of common stock. The term of the agreement is indefinite.

Licensing Agreement with Wayne State University

On December 7, 2009, the Company entered into a worldwide licensing agreement and sponsored research agreement with Arrayit Corporation and Wayne State University (“WSU”) in Detroit, Michigan, for the continued research and development of a protein microarray-based diagnostic test for the early detection of ovarian cancer. WSU’s research involving ovarian cancer has been focused on the specific expression of genes associated with ovarian cancer (the “License Agreement”). For more than ten years, WSU has used Arrayit Corporation’s microarray technology to help identify key biomarkers using a novel process that has allowed them to isolate biomarkers unique to ovarian cancer. As a result, Arrayit has been able to build on this approach and is now in the late stage development phase of a simple blood test for the early detection of ovarian cancer that uses approximately 100 unique proteomic biomarkers in a microarray-based serologic detection of ovarian cancer markers that accumulate in the bloodstream as a result of the body’s natural immune response to developing ovarian tumors. The approach is based on the premise that cancer is a complex illness whose evolution over time is determined by a complex set of factors that depend both on the etiology of the illness and its interaction with the immune system of the specific patient. The main hypothesis is that any single marker will not have the ability to capture the complexities of this interaction, whereas a broad set of markers has a much better potential to do so. This approach allows ovarian tumors to be detected at Stage I of the illness, up to five years before symptoms occur in patients, which allows early medical intervention and a marked improvement in prognosis. WSU shall have the right to terminate the agreement if it reasonably determines that the Company is not diligently utilizing the licensed patents or the license agreement will expire as the patents expire.

Under the terms of the License Agreement, the Company is obligated to make a one-time payment of $125,000 to WSU within 30 days after the approval of the first licensed product by the FDA or another comparable agency, and is obligated to make royalty payments of up to 5% of the net revenues of the licensed products on a quarterly basis, or a minimum royalty payments as set forth below under the First Amendment.

On March 1, 2014, the Company and WSU entered into an amendment to the License Agreement in order to reflect the new name of the Company and to amend certain provisions (the “First Amendment”) as follows:

•	Update the list of licensed patents;
•	Waive and update certain diligence milestones;
•	Establish a payment schedule for certain past due patent costs due to WSU by the Company;
•	Establish a payment schedule for certain accrued patent expenses incurred b WSU totaling $118,586;
•	Require the Company to pay ongoing patent expenses;
•

Waive the minimum royalty of $50,000 for each of 2011, 2012 and 2013 and adjust minimum annual royalties to $25,000 for 2014 and 2015, $50,000 for 2016 and 2017, $150,000 for 2018 and 2019 and $300,000 for 2020 and each year thereafter;

•	Amend the list of material obligations;
•	Waive certain interest and late fees; and
•	Update addresses of record for both WSU and the Company.

As of December 31, 2014 and September 30, 2014, the carrying value of the rights to OvaDx® and payments to WSU under the License Agreement was $1,693,000, consisting of enhancements to the original initial rights licensed assigned to the Company resulting from the Tech Transfer Agreement with Arrayit Corporation as well as licensing payments made to WSU. The Company paid for these enhancements by the issuance of 10,000,000 common shares to Arrayit in August 2014, as well as cash payments to WSU during 2014 and 2013. It will be assessed over time for changes in valuation. The Company is not amortizing the value of the license. The Company will amortize the license upon FDA approval.

Exclusive Services Agreement Between Arrayit Corporation and the Company

On September 10, 2009, the Company entered into an Exclusive Services Agreement with Arrayit Corporation (the “Services Agreement”), whereby the Company will utilize the services of Arrayit Corporation to manufacture and provide the Company with a commercial supply of a microarray-based test for the detection and monitoring of ovarian cancer. The term of the Services Agreement was for five (5) years, with election to extend by the Company for an additional five (5) years period. Thereafter, the Services Agreement shall renew automatically for successive two-year periods, unless either Arrayit Corporation or the Company notifies the other of its election not to renew at least twelve (12) months prior to the expiration of the term. The term has been extended through September 2019. On August 6, 2014, the Company and Arrayit Corporation agreed that, upon any sales of OvaDx® and if desired by the purchase, that Arrayit Corporation would agree to include the manufacturing rights in the sale for no additional consideration.

NOTE 5 - COMMITMENTS

Lease of Corporate Office

As of December 31, 2014, we lease corporate office space under a month-to-month operating lease at 8561 E. Anderson Drive, #104, Scottsdale, AZ 85255 for $200 per month from an entity controlled by the Company’s Chief Executive Officer.

NOTE 6 - STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION EXPENSE

Preferred Stock

The total number of authorized shares of the Company’s preferred stock is 20,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series B Preferred Stock is 3,000. As of September 30, 2014 and 2013, there were 3,000 shares Series B Preferred Stock issued and outstanding. Holders of outstanding shares of the Company’s Series B Preferred Stock are not entitled to receive dividends and have no liquidation preference and no redemption privileges. The shares of the Series B Preferred Stock shall always constitute two-thirds voting power. Concurrent with the consummation of the Agreement and Plan of Reorganization, the Series B Preferred Stock outstanding will be retired at no cost to the Company.

The Company completed a merger with American Liberty Petroleum Corporation. Upon consummation of the merger, the Series B Preferred Stock outstanding was retired at no cost to the Company whereby Arrayit became the majority shareholder. In connection with the merger, the Company’s officers entered into a voting agreement with Arrayit to decrease their voting interest to less than 50%.

Effective February 18, 2015, we adopted an amendment to our articles of incorporation to authorize the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors (the “Preferred Shares”). The amendment to our articles of incorporation will authorize the issuance of up to 50,000,000 Preferred Shares, with different series under the discretion of our board of directors, without any action on the part of the stockholders.

Common Stock

During the three months ended December 31, 2014 the Company sold 2,766,666 shares of our common stock to 14 investors for a total of $340,000.

During the three months ended December 31, 2014, the Company issued 15,000 shares of our common stock for consulting services valued at $2,000.

During the three months ended December 31, 2013 the Company sold 350,000 shares of our common stock to 4 investors for a total of $60,000.

Effective December 29, 2014, we completed a reverse acquisition, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. (“ALP”). Avant shareholders will receive 74,34,139 shares of common stock for a 93% equity interest in ALP. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse acquisition, we changed the name of ALP to “Avant Diagnostics, Inc.” The transaction was regarded as a reverse merger whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Avant had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

Stock Options and Warrants

No stock options or warrants were issued during the period ended December 31, 2014.

NOTE 7 - LEGAL PROCEEDINGS

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 (“CEPA”), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014 the District Court dismissed Plaintiff’s complaint against Arrayit Corporation for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a vigorous defense against these claims and believe they are without legal merit.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of December 31, 2014, we lease corporate office space under a month-to-month operating lease at 8561 E. Anderson Drive, #104, Scottsdale, AZ 85255 for $200 per month from an entity controlled by the Company’s Chief Executive Officer.

Under the terms of their employment contracts the Company’s officers are to be paid $120,000 base salary annually, reimbursed for health insurance coverage and a car allowance of $3,000 and $1,500 per month each, respectively, beginning in December 2012. As of December 31, 2014 and September 30, 2014, the amounts accrued and still owing under these provisions was $171,000 and $52,000 (aggregate), respectively, which is included in accounts payable and accrued liabilities.

NOTE 9 - SUBSEQUENT EVENTS

As part of a settlement, Arrayit will dividend out 10,000,000 shares of the Company after the merger and we have agreed to register those shares. If we were not successful in becoming publicly traded by August 2015, we would have had to sell the OvaDx® rights to Arrayit for 10,000,000 common shares of Arrayit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

•	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	the cyclical nature of the health care industry;
•	deterioration of the credit markets;
•	delays in obtaining required regulatory approvals;
•	our ability to raise additional capital to fund future capital expenditures;
•	increased vulnerability to adverse economic conditions due to indebtedness;
•	competition within the health care industry;
•	asset impairment and other charges;
•	our limited operating history on which investors will evaluate our business and prospects;
•	our identifying, making and integrating acquisitions;
•	our ability to obtain raw materials and specialized equipment;
•	technological developments or enhancements;
•	loss of key executives;
•	management control over stockholder voting;
•	the ability to employ skilled and qualified workers;
•	work stoppages and other labor matters;
•	hazards inherent to the health care industry;
•	inadequacy of insurance coverage for certain losses or liabilities;
•	regulations affecting the health care industry;
•	federal legislation and state legislative and regulatory initiatives relating to health care;
•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
•	future legislative and regulatory developments;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Form 8-K/A dated January 16, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;
•	our inability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	if we are unable to successfully acquire, develop or commercialize new products;
•	our expenditures not resulting in commercially successful products;
•	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;
•

the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and

•	other factors discussed under the section entitled “Risk Factors” set forth in our Form 8-K/A dated March 2, 2015.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refer to Avant Diagnostics, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

Since the commencement of the year through December 31, 2014, we experienced the following corporate developments:

Agreement and Plan of Reorganization

Effective December 29, 2014, we completed a reverse acquisition, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. (“ALP”). Avant shareholders will receive 74,34,139 shares of common stock for a 93% equity interest in ALP. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse acquisition, we changed the name of ALP to “Avant Diagnostics, Inc.” The transaction was regarded as a reverse merger whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Avant had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

Subsequent Events

Change of Fiscal Year

In connection with our acquisition of Avant Diagnostics, Inc., we changed our fiscal year from October 31 to September 30.

Corporate Actions Pursuant to Schedule 14C

Effective twenty days after the January 29, 2015 mailing date of our Schedule 14C, or February 18, 2015, we effective the following corporate actions:

•	Changed our corporate name to Avant Diagnostics, Inc.;
•	Effected a reverse stock split by a ratio of 1 for 17; and
•	Authorized the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors.

Departure of Certain Officers and Directors

On January 31, 2015, Steven Scott retired as the Company’s Chairman, Chief Executive Officer and President. Mr. Scott will provide consulting services to Company.

Appointment of Members to Board of Directors

Effective February 20, 2015, we appointed Joseph Roth and Randall Letcavage to our Board of Directors.

Joseph Roth has spent the last three decades as a corporate sales, marketing, and management executive with Fortune 50 companies as well as entrepreneur opportunities. For the past five years he has been self employed as a consultant to small and medium sized companies and C-level executives. From 2008 to 2010, he was Chief Operating Officer of ShopBox, LLC, a business process outsourcing company that specialized in the execution of web-based kiosk marketing strategies. He was responsible for securing partnership deals with NASCAR, NFL, NHL, and NBA leagues, teams, and franchises. From 2003 to 2008, Mr. Roth was President of CMB Franchising, Inc., a licensed Area Developer of Extreme Pita Restaurants of Canada for Arizona and Nevada. During this time he oversaw the construction, development and operations of ten stores generating a 25% increase over the second highest volume franchise in the US. From 1996-2003, Mr. Roth was Managing Partner of Cypress Staffing Services, LLC, a company he founded in 1999 that provides private duty home care throughout Central Arizona. Cypress grew from scratch to become the largest company in AZ within its industry category in less than 4 years.

Randall Letcavage brings in excess of 25 years plus of business experience specializing in the financial markets, investment banking and business consulting. Currently, Mr. Letcavage is Chairman, CEO, and President of Premier Holding Corp, which is publicly traded on the OTCQB exchange. For the past 20 years Mr. Letcavage has been an investment banker widely recognized for numerous achievements as well as his role of Founder, Officer and Director of the iCapital Group that includes iCapital Finance Inc, iCapital Advisory LLC and iCap Development LLC (A National “CDE” Community Development Entity – Certified by the U.S Treasury Department). Mr. Letcavage has advised numerous clients on various transactions and financings in a wide range of industries, including technology, healthcare, financial services, entertainment, energy and Green Initiatives.

Departures of Certain Officers and Directors

Effective March 2, 2015, by way of certain shareholders holding not less than two-thirds of the voting power of the issued and outstanding shares of our Common Stock, we exercised the authority provided by Nevada Revised Statutes 78.335 to realign the board of directors by voting to remove Robert C. Rhodes and Steven M. Plumb as directors of the Company. As a result, as of March 2, 2015, the directors of the Company are Gregg Linn, Joseph Roth and Randall Letcavage.

On the same date, the newly elected directors terminated Robert C. Rhodes and Steven M. Plumb as officers of the Company and elected a new officer of the Company. As a result, as of March 2, 2015, the officers and directors of the Company are as follows:

Name	Title
Gregg Linn	President, Chief Executive Officer, Chairman, Chief Financial Officer and Director
Joseph Roth	Director
Randall Letcavage	Director

Results of Operations

Comparison of the Three Months Ended December 31, 2014 to the Three Months Ended December 31, 2013

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Selling, general, and administrative expenses increased by $136,000 from $30,000 to $166,000 for the three month period ended December 31, 2014 compared to the same period in 2013. The increase is primarily the result of an increase in non-cash consulting, legal professional fees during the period.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the three-month period ended December 31, 2014, as compared to the same period last year:

	December 31,	September 30,
	2014	2014
Current assets	$1,270,000	$1,606,000
Current liabilities	324,000	166,000
Working capital	$946,000	$1,440,000

The decrease in working capital is due to a decrease in current assets from the value of marketable securities and an increase in accounts payable and accrued liabilities. As of December 31, 2014, our marketable, available-for-sale securities consisted of 10,000,000 shares of Arrayit Corporation (OTCBB: ARYC) acquired in August 2014 in exchange for the issuance of 10,000,000 common shares of the Company. The Arrayit shares were quoted at $0.20 per share on the date of issuance and at $0.10 as of December 31, 2014.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three-month period ended December 31, 2014, as compared to the same period last year:

	Three Months Ended December 31,
	2014	2013
Net cash used in operating activities	$(76,000)	$(62,000)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	340,000	60,000
Change in cash and cash equivalents	$264,000	$(2,000)

The increase in cash used in operating activities was due to the higher net loss, which was partially offset by an increase in accounts payable and accrued liabilities of $158,000 for the three month period ended December 31, 2014, as compared to the same period last year. The increase in net cash provided by financing activities is due to the issuance of common stock for cash during the three-month period ended December 31, 2014 for proceeds of $340,000.

Going Concern

The unaudited consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through December 31, 2014 of $6,638,000.). Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Cash Requirements

Our plan of operation over the next 12 months is to:

•	initiate regulatory activities in Europe and the United states;
•	locate suitable facility on the U.S. for tech transfer and manufacturing scale-up;
•	hire key personnel including, but not limited to, a chief medical officer, chief science officer and chief operating officer;
•	collaborate with clinical centers and regulations to carry out clinical studies and clinical safety testing; and
•	initialize efforts to validate the manufacturing process (in certified labs).

We estimate our operating expenses for the next 12 months as of December 31, 2014 to be as follows:

Research and development	$1,000,000
Business development	300,000
General and administrative	700,000
Total	$2,000,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in Accounting Standard Codification (“ASC”) Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. We have elected to early adopt the provisions of ASU No. 2014-10 for our unaudited condensed consolidated financial statements that are included in this quarterly report.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended December 31, 2014, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2014 based on the material weaknesses defined below:.

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	ineffective controls over period end financial disclosure and reporting processes.

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2015:

The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended December 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management;

(ii)	adopt sufficient written policies and procedures for accounting and financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings except as described below.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 (“CEPA”), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014 the District Court dismissed Plaintiff’s complaint against Arrayit Corporation for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a vigorous defense against these claims and believe they are without legal merit.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2014 the Company sold 2,766,666 shares of our common stock to 13 investors for a total of $340,000.

During the three months ended December 31, 2014, the Company issued 15,000 shares of our common stock for consulting services valued at $2,000.

Unless otherwise set forth above, the securities described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT DIAGNOSTICS, INC.

Date: April 7, 2015	By:	/s/ Gregg Linn
Gregg Linn
President, Chief Executive Officer & Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

