Form 10-Q
period 2015-03-31
Avant Diagnostics, Inc
filed 2015-07-22
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

(480) 478-6660

(Registrant's telephone number, including area code)

American Liberty Petroleum Corp.

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 14, 2015, there were 94,434,743 shares of registrant's common stock outstanding.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$168,590	$6,000
Prepaid expenses	30	-
Available for sale securities	900,000	1,600,000
Total current assets	1,068,620	1,606,000

Intellectual Property - License	1,609,200	1,549,822
Patent Costs	143,178	143,178
Total assets	$2,820,998	$3,299,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$171,623	$142,000
Accrued expenses - related parties	268,980	24,000
Accrued liabilities	12,575	-
Total liabilities	$453,178	$166,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; Series B preferred stock, $0.001 par value, 0 and 3,000 issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	$-	$-
Common stock, $0.00001 par value, 450,000,000 shares authorized; 94,228,599 as of March 31, 2015 and 71,656,000 shares issued and outstanding as of September 30, 2014	942	720
Additional paid-in capital	10,919,064	10,003,280
Accumulated other comprehensive loss	(1,100,000)	(400,000)
Accumulated deficit	(7,452,186)	(6,471,000)
Total stockholders' equity	2,367,820	3,133,000

Total liabilities and stockholders' equity	$2,820,998	$3,299,000

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

OPERATING EXPENSES:

General and administrative	$118,334	$45,291	$279,302	$74,819
Professional fees	60,758	730	60,758	730
Merger costs	641,126	-	641,126	-

LOSS FROM OPERATIONS	820,218	46,021	981,186	75,549

NET LOSS	$(820,218)	$(46,021)	$(981,186)	$(75,549)

OTHER COMPREHENSIVE LOSS:
Unrealized change in available-for-sale securities	(100,000)	-	(700,000)	-

Net change in unrealized losses on available-for-sale securities	(100,000)	-	(700,000)	-

TOTAL COMPREHENSIVE LOSS	$(920,218)	$(46,021)	$(1,681,186)	$(75,549)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	77,974,136	47,163,103	77,048,737	46,053,037

NET LOSS PER SHARE - Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(981,186)	$(75,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Merger costs	641,126	-
Stock based compensation	388	-
Shares issued for services	3,191	-
Changes in operating assets and liabilities:
Prepaid expenses	(30)	-
Accounts payable	(40,376)	-
Accrued expense - related parties	244,980	-
Accrued liabilities	12,575	(26,230)
Net cash used in operating activities	(119,332)	(101,779)

CASH USED IN INVESTING ACTIVITIES
License costs	(59,378)	-
Cash used in investing activities	(59,378)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common shares, net	340,000	70,020
Proceeds from warrant and option exercises	1,300	-
Net cash provided by financing activities	341,300	70,020

NET CHANGE IN CASH	162,590	(31,759)
CASH AT BEGINNING OF PERIOD	6,000	43,368
CASH AT END OF PERIOD	$168,590	$11,609

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$70,000	$-
Effect of recapitalization	$71,384	$-
Settlement agreement with Arrayit	$-	$78,556

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Avant Diagnostics, Inc. ("Avant", "we" or the "Company"), a Nevada corporation established in 2009, is a diagnostic company that focuses on the commercialization of a series of proprietary microarray-based diagnostic tests that provide early detection of cancers, neurodegenerative diseases, and other chronic and severe disease states. Avant was originally named Arrayit Diagnostics, Inc. ("AD"), which was formed as a majority owned subsidiary of Arrayit Corporation ("Arrayit") through a technology transfer in July 2009. In January 2013, the Company effected a name change to Avant Diagnostics, Inc.

The Company's premier product is OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. The Company believes this test could be approved by the U.S. Food and Drug Administration (FDA) as the first pre-symptomatic screening test for ovarian cancer in the United States, detecting all types and all stages of ovarian cancer with high sensitivity and specificity. The Company has not commenced principal operations of selling its product, nor has it generated revenues since inception.

Basis of Presentation

Effective December 29, 2014, we completed a reverse recapitalization, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. ("ALP"). Avant shareholders received 74,354,139 shares of common stock for a 93% equity interest in ALP. Such share exchange was calculated based on a one-for-one conversion ratio after a 1 for 17 reverse stock split of ALP which was subsequently effected in March 2015. The split affected the ALP common stock and not the Avant common stock. All references in these condensed consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the stock split. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse merger, we changed the name of ALP to "Avant Diagnostics, Inc." The transaction was regarded as a reverse recapitalization whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. Accordingly, the assets and liabilities and the historical operations reflected in the financial statements are those of Avant for all periods presented.

As of March 31, 2015, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant shareholders as part of the reverse recapitalization. The Agreement does not provide for cash in lieu of exchange of shares and the Agreement provides that upon the merger, the shareholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the shareholders must covert their shares and, as of the date of this report, the shares have not been issued.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 8-K, as filed on January 14, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

On January 27, 2015, the Company effected a change in the par value of its common stock to $0.00001 per share. Accordingly, the Company has recorded a retroactive reclassification to reflect the change in par value on its condensed consolidated balance sheets for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates include useful lives of long-lived assets and the valuation of equity instruments.

Reclassifications

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net earnings (loss) per share if their inclusion would be anti-dilutive. As of March 31, 2015 and 2014, the Company had no options, warrants, preferred stock or other potentially dilutive securities outstanding.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2015, the Company does not have any cash equivalents.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its long-lived assets and identifiable finite-lived intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The first step of the impairment test, used to identify potential impairment, compares undiscounted future cash flows of the asset or asset group with the related carrying amount. If the undiscounted future cash flows of the asset or asset group exceed its carrying amount, the asset or asset group is not considered to be impaired and the second step is unnecessary. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC"). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company follows the provisions of ASC Topic 740 "Income Taxes", which prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on the recognition, classification, interest and penalties in interim periods, disclosure and transition.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of March 31, 2015 and 2014.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's financial statements for the period ending March 31, 2015. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-10, "Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America ("U.S. GAAP"). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in Accounting Standard Codification ("ASC") Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. We have elected to early adopt the provisions of ASU No. 2014-10 for our unaudited condensed consolidated financial statements as of December 31, 2014 and its adoption resulted in the removal of previously required development stage disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended March 31, 2015, management evaluated the Company's ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company's ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management's assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. Management is currently evaluating the impact of ASU. No. 2014-15 on its condensed consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity financings and advances from related parties. As of March 31, 2015, the Company had an accumulated deficit of $7,452,186. During the six months ended March 31, 2015 and 2014, the Company incurred net losses of $981,186 and $75,549, respectively, and used cash in operating activities of $119,332 and $101,779, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to March 31, 2015, the Company continues to incur net losses and use cash in operating activities. Funds from the Company's private placement offering completed during the fourth calendar quarter of 2014 have improved the Company's current cash position and working capital constraints; however, the funds are not sufficient to satisfy its current obligations.

The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - FINANCIAL INSTRUMENTS

Investments in Equity Securities

The fair values of the Company's marketable securities are based on quoted market prices and are included in the accompanying condensed consolidated balance sheet under total current assets as available-for sale securities. The Company relied on guidance by the Financial Accounting Standards Board Accounting Standards Codification (ASC) ASC 320-10-25-1 regarding a classification of securities.

As of March 31, 2015, the Company's available-for-sale securities consisted of 10,000,000 shares of Arrayit (OTCBB: ARYC) acquired in August 2014 in exchange for the issuance of 10,000,000 common shares of the Company. These shares were exchanged pursuant to a share exchange agreement with Arrayit in August 2014. The Company has determined that its investment is not classified as either trading securities or held to maturity. Furthermore, due to the current liquidity profile of Arrayit shares as traded on the OTC Markets, the Company believes that it can liquidate such securities at any time; therefore these securities are classified as available-for-sale securities. These securities are recorded at fair market value with changes in value classified in the financial statements as unrealized gain/loss in other comprehensive income.

The Arrayit shares were quoted at $0.20 per share on the date of issuance and at $0.09 as of March 31, 2015. The Company recorded a $700,000 loss to other comprehensive income for the six months ended March 31, 2015. As of March 31, 2015, the total other comprehensive loss recorded for the Arrayit stock was $1,100,000. As of March 31, 2015, Arrayit is also a majority stockholder of the Company. See Note 5. As of the date of this report, the value of such shares has declined significantly to a de minimis value.

NOTE 4 – LICENSE AND TECHNOLOGY AGREEMENTS

The Company's intangible assets consist of technology enhancements and licensing payments for its worldwide exclusive licensed rights to OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. The intravenous of "finger stick" blood sample detects early and late stage ovarian cancer of all sub-types. Since the test is performed in a digital platform and compared against known bio-markers, it gives a definitive "yes or no" answer. This test is expected to be approved by the U.S. Food and Drug Administration (FDA) as the first pre-symptomatic screening test for ovarian cancer in the United States, detecting all types and all stages of ovarian cancer with high sensitivity and specificity.

Technology Assignment Agreement with Arrayit Corporation

On July 18, 2009, the Company entered into a Technology Assignment Agreement with Arrayit (the "Tech Transfer Agreement"), whereby Arrayit assigned to the Company, exclusively throughout the world, all right, title and interest in the technology behind the microarray-based test for the detection and monitoring of ovarian cancer (the "Intellectual Property). The consideration under the Tech Transfer Agreement for the Intellectual Property was 80% of the Company's issued and outstanding shares of capital stock existing at the time of the agreement, or 19,350,000 shares of common stock. The term of the agreement is indefinite.

Licensing Agreement with Wayne State University

On December 7, 2009, the Company entered into a worldwide licensing agreement and sponsored research agreement with Arrayit and Wayne State University ("WSU") in Detroit, Michigan, for the continued research and development of a protein microarray-based diagnostic test for the early detection of ovarian cancer. WSU's research involving ovarian cancer has been focused on the specific expression of genes associated with ovarian cancer (the "License Agreement"). WSU has used Arrayit's microarray technology to help identify key biomarkers using a process that has allowed them to isolate biomarkers unique to ovarian cancer. As a result, Arrayit has been able to build on this approach and is now in the late stage development phase of a simple blood test for the early detection of ovarian cancer that uses approximately 100 unique proteomic biomarkers in a microarray-based serologic detection of ovarian cancer markers that accumulate in the bloodstream as a result of the body's natural immune response to developing ovarian tumors. WSU shall have the right to terminate the agreement if it reasonably determines that the Company is not diligently utilizing the licensed patents or the license agreement will expire as the patents expire.

Under the terms of the License Agreement, the Company is obligated to make a one-time payment of $125,000 to WSU within 30 days after the approval of the first licensed product by the FDA or another comparable agency, and is obligated to make royalty payments of up to 5% of the net revenues of the licensed products on a quarterly basis, or minimum royalty payments as set forth below under the First Amendment. As of March 31, 2015 the Company has not obtained FDA or comparable agency approval.

On March 1, 2014, the Company and WSU entered into an amendment to the License Agreement in order to reflect the new name of the Company and to amend certain provisions (the "First Amendment") as follows:

•	Update the list of licensed patents;
•	Waive and update certain diligence milestones;
•	Establish a payment schedule for certain past due patent costs due to WSU by the Company;
•	Establish a payment schedule for certain accrued patent expenses incurred by WSU totaling $118,586;
•	Require the Company to pay ongoing patent expenses;
•	Waive the minimum royalty of $50,000 for each of 2011, 2012 and 2013 and adjust minimum annual royalties to $25,000 for 2014 and 2015, $50,000 for 2016 and 2017, $150,000 for 2018 and 2019 and $300,000 for 2020 and each year thereafter;
•	Amend the list of material obligations;
•	Waive certain interest and late fees; and
•	Update addresses of record for both WSU and the Company.

As of March 31, 2015 the carrying value of the rights to OvaDx® and payments to WSU under the License Agreement was $1,609,200, consisting of enhancements to the original initial rights licensed assigned to the Company resulting from the Tech Transfer Agreement with Arrayit as well as licensing payments made to WSU. The Company paid for these enhancements by the issuance of 10,000,000 common shares to Arrayit in August 2014, as well as cash payments to WSU during 2014 and 2013. It will be assessed over time for changes in valuation. The Company is not amortizing the value of the license. Upon FDA approval, the Company will be amortizing the license over the term of the remaining term of the patent. As of March 31, 2015, the Company has not yet applied for FDA approval and the asset has not been placed in service.

Exclusive Services Agreement Between Arrayit Corporation and the Company

On September 10, 2009, the Company entered into an Exclusive Services Agreement with Arrayit (the "Services Agreement"), whereby the Company will utilize the services of Arrayit to manufacture and provide the Company with a commercial supply of a microarray-based test for the detection and monitoring of ovarian cancer. The term of the Services Agreement was for five (5) years, with election to extend by the Company for an additional five (5) years period. Thereafter, the Services Agreement shall renew automatically for successive two-year periods, unless either Arrayit or the Company notifies the other of its election not to renew at least twelve (12) months prior to the expiration of the term. The term has been extended through September 2019. On August 6, 2014, the Company and Arrayit agreed that, upon any sales of OvaDx® and if desired by the purchaser, that Arrayit would agree to include the manufacturing rights in the sale for no additional consideration.

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

Effective January 27, 2015, the Company adopted an amendment to the articles of incorporation to authorize the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors (the "Preferred Shares"). The amendment to our articles of incorporation will authorize the issuance of up to 50,000,000 Preferred Shares, with different series under the discretion of our board of directors, without any action on the part of the stockholders.

The Company completed a merger with ALP. Upon consummation of the merger, the Series B Preferred Stock outstanding was retired whereby Arrayit became the majority shareholder. In connection with the merger, the Company's officers entered into a voting agreement with Arrayit to decrease their voting interest to less than 50%. As of March 31, 2015 Arrayit voting interest was reduced to 42%.

Common Stock

During the six months ended March 31, 2015 the Company sold 2,766,666 shares of our common stock to certain investors for a total of $355,000. To effect this transaction, the Company paid a finder's fee of $15,000.

During the six months ended March 31, 2015, the Company issued 15,000 shares of our common stock for consulting services valued at $3,193.

Stock Options and Warrants

On March 10, 2015, in conjunction with the reverse recapitalization discussed in Note 1, Issuers Capital Advisors, LLC, an entity controlled by the Company's President and CEO, was granted 5,000,000 warrants with immediate vesting, a term of 5 years and an exercise price of $0.0001. These warrants were evaluated in accordance with ASC 718-20 "Stock compensation-award" since an officer and director controls the entity and were classified as equity. During the three months ended March 31, 2015, these warrants were exercised for cash proceeds of $500. The Company recorded the $641,126 fair value of these warrants as a cost of the merger. The fair value of the warrants on the issuance date were valued at $0.128 per share, using recent sales to unaffiliated investors. The Company evaluated its past trading history and concluded that it is a thinly traded stock and that past cash sales to unaffiliated investors was the best measure of fair value. The Company determine the fair value of these warrants using the following (level 3 inputs):

Stock price	$0.128
Term (years)	2.5
Volatility	145%
Risk-free interest rate	1.62%
Exercise price	$0.0001
Dividend yield	0.00%

On March 31, 2015, Issuer Capital Advisors, LLC, exercised 2,000,000 warrants with an exercise price of $0.0001 for cash proceeds of $200.

On March 31, 2015, options for a total 4,000,000 were exercised at $0.0001 per a cashless exercise into 3,882,352 shares of our common stock. On March 31, 2015, 6,000,000 options of our common stock were exercised for total proceeds of $600. Both of these options were exercised by Gregg Linn and Steven Scott, officers of the company.

Warrants

The following table reflects a summary of common stock warrants outstanding and warrant activity during the periods:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2014	2,000,000	$0.0001	4.9	$-
Changes during the year:
Granted	5,000,000	0.0001	5.0	-
Exercised	(7,000,000)	0.0001	4.9	-
Forfeited	-	-	-	-
Warrants outstanding at March 31, 2015	-	$-	-	$-
Warrants exercisable at end of period	-	$-	-	$-

Stock Options

Stock option activity summary covering options is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2014	10,000,000	$0.02	6.2	$-
Changes during the year:
Granted	-	-	-	-
Exercised	(9,882,352)	(0.02)	5.8	-
Forfeited	(117,648)	(0.05)	2.7	-
Options outstanding at March 31, 2015	-	$-	-	$-
Options exercisable at end of period	-	$-	-	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2015, except as discussed below.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 ("CEPA"), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014 the District Court dismissed Plaintiff's complaint against Arrayit for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a vigorous defense against these claims and believe they are without legal merit.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2014, we lease corporate office space under a month-to-month operating lease of $1,200 per month from an entity controlled by the Company's Chief Executive Officer. For the six months ended March 31, 2015, total rent expense was $1,800. The Company had accrued expenses due to officers, principally salary, of $268,980 at March 31, 2015 and accrued expenses due to officers of unreimbursed expense of $24,000 at September 30, 2014.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed below.

On April 22, 2015, the Company issued a total of 205,500 shares of common stock including 85,000 restricted common shares to consultants for services rendered, 18,000 restricted common shares for legal services, 2,500 restricted common shares to a former employee for services rendered and 50,000 restricted common shares each to two directors for services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in our Form 8-K/A dated January 16, 2015, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

•	other factors discussed under the section entitled "Risk Factors" set forth in our Form 8-K/A dated March 2, 2015.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms "we", "us", "our", or the "Company" refer to Avant Diagnostics, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

Since the commencement of the year through March 31, 2015, we experienced the following corporate developments:

Agreement and Plan of Reorganization

Effective December 29, 2014, we completed a reverse recapitalization, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. ("ALP"). Avant shareholders received 74,354,139 shares of common stock for a 93% equity interest in ALP. Such share exchange was calculated based on a one-for-one conversion ratio after a 1 for 17 reverse stock split of ALP which was subsequently effected in March 2015. All references in these condensed consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the stock split. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse merger, we changed the name of ALP to "Avant Diagnostics, Inc." The transaction was regarded as a reverse recapitalization whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Avant had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

As of March 31, 2015, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant shareholders as part of the reverse recapitalization. The Agreement does not provide for cash in lieu of exchange of shares and the Agreement provides that upon the merger, the shareholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the shareholders must covert their shares and, as of the date of this report, the shares have not been issued.

Change of Fiscal Year

In connection with our acquisition of Avant Diagnostics, Inc., we changed our fiscal year from October 31 to September 30.

Corporate Actions Pursuant to Schedule 14C

Effective twenty days after the January 29, 2015 mailing date of our Schedule 14C, or February 18, 2015, we effected the following corporate actions:

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

Randall Letcavage brings in excess of 25 years plus of business experience specializing in the financial markets, investment banking and business consulting. Currently, Mr. Letcavage is Chairman, CEO, and President of Premier Holding Corp, which is publicly traded on the OTCQB exchange. For the past 20 years Mr. Letcavage has been an investment banker widely recognized for numerous achievements as well as his role of Founder, Officer and Director of the iCapital Group that includes iCapital Finance Inc, iCapital Advisory LLC and iCap Development LLC (A National "CDE" Community Development Entity – Certified by the U.S Treasury Department). Mr. Letcavage has advised numerous clients on various transactions and financings in a wide range of industries, including technology, healthcare, financial services, entertainment, energy and Green Initiatives.

Departures of Certain Officers and Directors

On January 31, 2015, Steven Scott retired as the Company's Chairman, Chief Executive Officer and President.

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

On the same date, the newly elected directors terminated Robert C. Rhodes and Steven M. Plumb as officers of the Company and elected a new officer of the Company. As a result, the officers and directors of the Company are as follows:

Name	Title
Gregg Linn	President, Chief Executive Officer, Chairman, Chief Financial Officer and Director
Joseph Roth	Director
Randall Letcavage	Director

Professional Services Agreement with DOCRO, Inc.

Effective February 23, 2015, we engaged the professional services of DOCRO, Inc. ("DOCRO") to manage the preparation and the submission of the pre-submission package for OvaDx® and to conduct the negotiation with the U.S. Food and Drug Administration ("FDA") office for the process for obtaining a 510(k) clearance of the OvaDx® device intended for use as an aid in monitoring women diagnosed with ovarian cancer. DOCRO shall be compensated by the Company on a project basis as expressly set forth in the engagement agreement. There are no other contingent payment terms under the engagement agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

General, and administrative and professional fee expenses increased by $774,197 from $46,021 to $820,218 for the three-month period ended March 31, 2015 compared to the same period in 2014. The increase is primarily the result of a non-cash cost associated with our reverse recapitalization totaling $641,126 which was the fair value of a warrant issued to facilitate the merger. In addition, we had an increase of $121,778 in accrued salaries and professional fees during the period.

Comparison of the Six Months Ended March 31, 2015 to the Six Months Ended March 31, 2014

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

General, and administrative and professional fee expenses increased by $905,637 from $75,549 to $981,186 for the six months ended March 31, 2015 compared to the same period in 2014. The increase is primarily the result of a non-cash cost associated with our reverse recapitalization totaling $641,126 which was the fair value of a warrant issued to facilitate the merger. In addition, we had an increase of $252,028 in accrued salaries and professional fees during the period.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the six months ended March 31, 2015:

	March 31,	September 30,
	2015	2014
Current assets	$1,068,620	$1,606,000
Current liabilities	453,178	166,000
Working capital	$615,442	$1,440,000

The decrease in working capital is due to a decrease in current assets from the value of marketable securities and an increase in accounts payable and accrued liabilities. As of March 31, 2015, our marketable, available-for-sale securities consisted of 10,000,000 shares of Arrayit (OTCBB: ARYC) acquired in August 2014 in exchange for the issuance of 10,000,000 common shares of the Company. The Arrayit shares were quoted at $0.20 per share on the date of issuance and at $0.09 as of March 31, 2015.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(119,332)	$(101,779)
Net cash used in investing activities	(59,378)	-
Net cash provided by financing activities	341,300	70,020
Change in cash and cash equivalents	$162,590	$(31,759)

The increase in cash used in operating activities was due to the higher net loss, which was partially offset by an increase in accrued expenses – related parties and accrued liabilities of $161,380 for the six months ended March 31, 2015, as compared to the same period last year. The increase in net cash provided by financing activities is due to the issuance of common stock for cash during the six months ended March 31, 2015 for proceeds of $340,000.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through March 31, 2015 of $7,452,186. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-10, "Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America ("U.S. GAAP"). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in Accounting Standard Codification ("ASC") Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. We have elected to early adopt the provisions of ASU No. 2014-10 for our unaudited condensed consolidated financial statements as of December 31, 2014. We have elected to early adopt the provisions of ASU No. 2014-10 for our unaudited condensed consolidated financial statements as of December 31, 2014 and its adoption resulted in the removal of previously required development stage disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended March 31, 2015, management evaluated the Company's ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company's ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management's assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. Management is currently evaluating the impact of ASU. No. 2014-15 on its condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2015, based on the material weaknesses defined below:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the future:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and

(ii)	adopt sufficient written policies and procedures for accounting and financial reporting.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended March 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, we hired additional accounting consultants to assist with our internal controls and financial reporting. However, due to our limited staff and small size, we expect that our internal controls will be limited for the forseeable future.

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

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 ("CEPA"), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014 the District Court dismissed Plaintiff's complaint against Arrayit Corporation for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a vigorous defense against these claims and believe they are without legal merit.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2015, the Company sold 2,766,666 shares of common stock to certain investors for net proceeds of $340,000.

During the six months ended March 31, 2015, an officer and director and major shareholder of the Company exercised options for 6,000,000 shares of our common stock for proceeds of $600.

During the six months ended March 31, 2015, an officer and director and major shareholder of the Company exercised cashless options and received 3,882,352 of our common stock.

During the six months ended March 31, 2015, an entity affiliated with an officer and director and major shareholder of the Company exercised warrants for 7,000,000 shares of our common stock for proceeds of $700.

Unless otherwise set forth above, the securities described above were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

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
101*

Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT DIAGNOSTICS, INC.

Date: July 21, 2015	By:	/s/ Gregg Linn
Gregg Linn
President, Chief Executive Officer & Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

