Form 10-Q
period 2015-06-30
Avant Diagnostics, Inc
filed 2015-08-14
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of August 10, 2015, there were 94,434,743 shares of registrant’s common stock outstanding.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2015	As of
		September 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$133,291	$6,000
Prepaid expenses	30	-
Available for sale securities	-	1,600,000
Total current assets	133,321	1,606,000

Intellectual Property - License	1,609,200	1,693,000
Patent Costs	143,178	-
Total assets	$1,885,699	$3,299,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$163,314	$166,000
Accrued expenses - related parties	82,457	-
Accrued payroll	260,000	-
Accrued liabilities	33,853	-
Total liabilities	$539,624	$166,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; Series B preferred stock, $0.001 par value, 0 and 3,000 issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	$-	$-
Common stock, $0.00001 par value, 450,000,000 shares authorized; 94,434,099 as of June 30, 2015 and 71,656,000 shares issued and outstanding as of September 30, 2014, respectively	944	720
Additional paid-in capital	10,974,756	10,003,280
Accumulated other comprehensive loss	-	(400,000)
Accumulated deficit	(9,629,625)	(6,471,000)
Total stockholders' equity	1,346,075	3,133,000
Total liabilities and stockholders' equity	$1,885,699	$3,299,000

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
OPERATING EXPENSES:
General and administrative	$100,597	$27,821	$379,899	$85,070
Professional fees	51,842	62,560	112,600	80,860
Merger costs	-	-	641,126	-
Research & development	25,000	-	25,000	-

LOSS FROM OPERATIONS	177,439	90,381	1,158,625	165,930

Impairment on available for sale securities	2,000,000	-	2,000,000	-

NET LOSS	$(2,177,439)	$(90,381)	$(3,158,625)	$(165,930)

OTHER COMPREHENSIVE ITEMS:
Reclassification adjustment to realized gain	(1,100,000)	-	(400,000)	-

TOTAL COMPREHENSIVE LOSS:	$(1,077,439)	$(90,381)	$(2,758,625)	$(165,930)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	94,384,418	51,041,514	82,848,540	47,721,975

NET LOSS PER SHARE - Basic and diluted	$0.02	$0.00	$0.04	$0.00

 See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,158,625)	$(165,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Merger costs	641,126	-
Stock based compensation	388	-
Shares issued for services	58,885	-
Impairment on available for sale securities	2,000,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(30)	-
Accounts payable	(48,685)	-
Accrued expense - related parties	318,457	-
Accrued liabilities	33,853	(19,066)
Net cash used in operating activities	(154,631)	(184,996)

CASH USED IN INVESTING ACTIVITIES:
License Costs	(59,378)	-
Net cash used in investing activities	(59,378)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common shares, net	340,000	142,520
Proceeds from warrant and option exercises	1,300	-
Net cash provided by financing activities	341,300	142,520

NET CHANGE IN CASH	127,291	(42,476)
CASH AT BEGINNING OF PERIOD	6,000	43,368
CASH AT END OF PERIOD	$133,291	$892

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$70,000	$-
Effect of recapitalization	$71,384	$-
Settlement agreement with Arrayit	$-	$78,556

 See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Avant Diagnostics, Inc. ("Avant", “we” or the "Company"), a Nevada corporation established in 2009, is a diagnostic company that focuses on the commercialization of a series of proprietary microarray-based diagnostic tests that provide early detection of cancers, neurodegenerative diseases, and other chronic and severe disease states. Avant was originally named Arrayit Diagnostics, Inc. (“AD”), which was formed as a majority owned subsidiary of Arrayit Corporation (“Arrayit”) through a technology transfer in July 2009. In January 2013, the Company effected a name change to Avant Diagnostics, Inc.

The Company’s premier product is OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. The Company believes this test could be approved by the U.S. Food and Drug Administration (“FDA”) as the first pre-symptomatic screening test for ovarian cancer in the United States, detecting all types and all stages of ovarian cancer with high sensitivity and specificity. The Company has not commenced principal operations of selling its product, nor has it generated revenues since inception.

Basis of Presentation

Effective December 29, 2014, we completed a reverse recapitalization, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. (“ALP”). Avant shareholders received 74,354,139 shares of common stock for a 93% equity interest in ALP. Such share exchange was calculated based on a one-for-one conversion ratio after a 1 for 17 reverse stock split of ALP which was subsequently effected in March 2015. The split affected the ALP common stock and not the Avant common stock. All references in these condensed consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the stock split. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse merger, we changed the name of ALP to “Avant Diagnostics, Inc.” The transaction was regarded as a reverse recapitalization whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. Accordingly, the assets and liabilities and the historical operations reflected in the financial statements are those of Avant for all periods presented.

As of June 30, 2015, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant shareholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the shareholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the shareholders must covert their shares and, as of the date of this report, the shares have not been issued.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 8-K, as filed on January 14, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

On January 27, 2015, the Company effected a change in the par value of its common stock to $0.00001 per share. Accordingly, the Company has recorded a retroactive reclassification to reflect the change in par value on its condensed consolidated balance sheets for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include useful lives of long-lived assets and the valuation of equity instruments.

Reclassifications

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net earnings (loss) per share if their inclusion would be anti-dilutive. As of June 30, 2015 and 2014, the Company had no options, warrants, preferred stock or other potentially dilutive securities outstanding.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2015, the Company does not have any cash equivalents.

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

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company follows the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on the recognition, classification, interest and penalties in interim periods, disclosure and transition.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2015 and 2014.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements for the period ending June 30, 2015. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended June 30, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. Management is currently evaluating the impact of ASU No. 2014-15 on its condensed consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity financings and advances from related parties. As of June 30, 2015, the Company had an accumulated deficit of $9,629,625. During the nine months ended June 30, 2015 and the year ended September 30, 2014, the Company incurred net losses of $3,158,625 and $525,000, respectively, and used cash in operating activities of $154,631 and $127,000, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to June 30, 2015, the Company continues to incur net losses and use cash in operating activities. Funds from the Company’s private placement offering completed during the fourth calendar quarter of 2014 had improved the Company’s current cash position and working capital constraints; however, the funds are not sufficient to satisfy its current obligations.

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

NOTE 3 – FINANCIAL INSTRUMENTS

Investments in Equity Securities

The fair values of the Company’s marketable securities are based on quoted market prices and are included in the accompanying condensed consolidated balance sheet under total current assets as available-for sale securities. The Company relied on guidance by the FASB Accounting Standards Codification (ASC) 320-10-25-1 regarding a classification of securities.

As of June 30, 2015, the Company’s available-for-sale securities consisted of 10,000,000 shares of Arrayit (OTCBB: ARYC) acquired in August 2014 in exchange for the issuance of 10,000,000 common shares of the Company. These shares were exchanged pursuant to a share exchange agreement with Arrayit in August 2014. Through March 31, 2015, the Company had determined that its investment was not classified as either trading securities or held to maturity. Furthermore, due to the liquidity profile of Arrayit shares as traded on the OTC Markets, the Company believed that it could liquidate such securities at any time; therefore these securities were classified as available-for-sale securities. These securities were recorded at fair market value with changes in value classified in the financial statements as unrealized gain/loss in other comprehensive income.

Other than Temporary Decline in Available-for-Sale Securities

In August 2015, new information came to the attention of management regarding its investment in Arrayit. The Arrayit shares went into a precipitous decline and had a de minimis market value. Management of the Company believes that such decline was not due to an underlying condition of the Arrayit operations or business strategy and determined that such decline was probably not temporary due to the uncertainty of recovery of Arrayit’s share price in the short and long term. In reaching our conclusion, we relied on accounting guidance presented in ASC 320-10-35 regarding a subsequent measurement of available for sale securities and impairment and the temporary factors related thereto. Specifically, while the guidance could point to a decline that was temporary, management determined that the impact to the Arrayit shares had a minimal chance of recovery.

The Company determined that its investment in available-for-sale securities had an other than temporary decline in value and chose to fully impair the value in our condensed consolidated balance sheet as of June 30, 2015. The Company recorded a realized loss in the amount of $2,000,000 for the three and nine months ended June 30, 2015.

Total realized loss from other-than-temporary impairment	$2,000,000
Portion of loss previously recognized in other comprehensive income	(400,000)
Net impairment losses in the nine months ended June 30, 2015	$1,600,000

As of June 30, 2015, Arrayit is a significant stockholder of the Company. See Note 5.

NOTE 4 – LICENSE AND TECHNOLOGY AGREEMENTS

The Company's intangible assets consist of technology enhancements and licensing payments for its worldwide exclusive licensed rights to OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. The intravenous of “finger stick” blood sample detects early and late stage ovarian cancer of all sub-types. Since the test is performed in a digital platform and compared against known bio-markers, it gives a definitive “yes or no” answer. Although there is no assurance that the test will be approved, it is expected to be approved by the FDA as the first pre-symptomatic screening test for ovarian cancer in the United States, detecting all types and all stages of ovarian cancer with high sensitivity and specificity.

Technology Assignment Agreement with Arrayit Corporation

On July 18, 2009, the Company entered into a Technology Assignment Agreement with Arrayit (the “Tech Transfer Agreement”), whereby Arrayit assigned to the Company, exclusively throughout the world, all right, title and interest in the technology behind the microarray-based test for the detection and monitoring of ovarian cancer (the “Intellectual Property). The consideration under the Tech Transfer Agreement for the Intellectual Property was 80% of the Company’s issued and outstanding shares of capital stock existing at the time of the agreement, or 19,350,000 shares of common stock. The term of the agreement is indefinite.

Licensing Agreement with Wayne State University

On December 7, 2009, the Company entered into a worldwide licensing agreement and sponsored research agreement with Arrayit and Wayne State University (“WSU”) in Detroit, Michigan, for the continued research and development of a protein microarray-based diagnostic test for the early detection of ovarian cancer. WSU’s research involving ovarian cancer has been focused on the specific expression of genes associated with ovarian cancer (the “License Agreement”). WSU has used Arrayit’s microarray technology to help identify key biomarkers using a process that has allowed them to isolate biomarkers unique to ovarian cancer. As a result, Arrayit has been able to build on this approach and is now in the late stage development phase of a simple blood test for the early detection of ovarian cancer that uses approximately 100 unique proteomic biomarkers in a microarray-based serologic detection of ovarian cancer markers that accumulate in the bloodstream as a result of the body’s natural immune response to developing ovarian tumors. WSU shall have the right to terminate the agreement if it reasonably determines that the Company is not diligently utilizing the licensed patents or the license agreement will expire as the patents expire.

Under the terms of the License Agreement, the Company is obligated to make a one-time payment of $125,000 to WSU within 30 days after the approval of the first licensed product by the FDA or another comparable agency, and is obligated to make royalty payments of up to 5% of the net revenues of the licensed products on a quarterly basis, or minimum royalty payments as set forth below under the First Amendment. As of June 30, 2015, the Company has not obtained FDA or comparable agency approval.

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

As of June 30, 2015, the carrying value of the rights to OvaDx® and payments to WSU under the License Agreement was $1,609,200, consisting of enhancements to the original initial rights licensed assigned to the Company resulting from the Tech Transfer Agreement with Arrayit as well as licensing payments made to WSU. The Company paid for these enhancements by the issuance of 10,000,000 common shares to Arrayit in August 2014, as well as cash payments to WSU during 2014 and 2013. It will be assessed over time for changes in valuation. The Company is not amortizing the value of the license. Upon FDA approval, the Company will be amortizing the license over the remaining term of the patent. As of June 30, 2015, the Company has not yet applied for FDA approval and the asset has not been placed in service.

Exclusive Services Agreement Between Arrayit Corporation and the Company

On September 10, 2009, the Company entered into an Exclusive Services Agreement with Arrayit (the “Services Agreement”), whereby the Company will utilize the services of Arrayit to manufacture and provide the Company with a commercial supply of a microarray-based test for the detection and monitoring of ovarian cancer. The term of the Services Agreement was for five (5) years, with election to extend by the Company for an additional five (5) years period. Thereafter, the Services Agreement shall renew automatically for successive two-year periods, unless either Arrayit or the Company notifies the other of its election not to renew at least twelve (12) months prior to the expiration of the term. The term has been extended through September 2019. On August 6, 2014, the Company and Arrayit agreed that, upon any sales of OvaDx® and if desired by the purchaser, that Arrayit would agree to include the manufacturing rights in the sale for no additional consideration.

NOTE 5 – STOCKHOLDERS' EQUITY

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

The Company completed a merger with ALP. Upon consummation of the merger, the Series B Preferred Stock outstanding was retired whereby Arrayit became the majority shareholder. In connection with the merger, the Company’s Chief Executive Officer entered into a voting agreement with Arrayit which grants the Company’s Chief Executive Officer unilateral voting authority over Arrayit’s shares through December 2015. As of June 30, 2015 Arrayit ownership interest in the Company was 42%.

Common Stock

During the nine months ended June 30, 2015 the Company sold 2,766,666 shares of our common stock to certain investors for a total of $355,000. To effect this transaction, the Company paid a finder’s fee of $15,000.

Stock Options and Warrants

On March 10, 2015, in conjunction with the reverse recapitalization discussed in Note 1, Issuers Capital Advisors, LLC, an entity controlled by the Company’s President and CEO, was granted 5,000,000 warrants with immediate vesting, a term of 5 years and an exercise price of $0.0001. These warrants were evaluated in accordance with ASC 718-20 “Stock compensation-award” since an officer and director controls the entity and were classified as equity. During the nine months ended June 30, 2015, these warrants were exercised for cash proceeds of $500. The Company recorded the $641,126 fair value of these warrants as a cost of the merger. The fair value of the warrants on the issuance date was $0.128 per share, using recent sales to unaffiliated investors. The Company evaluated its past trading history and concluded that it is a thinly traded stock and that past cash sales to unaffiliated investors was the best measure of fair value. The Company determined the fair value of these warrants using the following (level 3 inputs):

Stock price	$0.128
Term (years)	2.5
Volatility	145%
Risk-free interest rate	1.62%
Exercise price	$0.0001
Dividend yield	0.00%

On March 31, 2015, Issuer Capital Advisors, LLC, exercised 2,000,000 warrants with an exercise price of $0.0001 for cash proceeds of $200.

On March 31, 2015, options for a total 4,000,000 were exercised at $0.0001 per a cashless exercise into 3,882,352 shares of our common stock. On March 31, 2015, 6,000,000 options of our common stock were exercised for total proceeds of $600. Both of these options were exercised by Gregg Linn, the Company’s Chief Executive Officer and President and Steven Scott, a former officer of the company.

Warrants

The following table reflects a summary of common stock warrants outstanding and warrant activity during the periods:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2014	2,000,000	$0.0001	4.9	$-
Changes during the year:
Granted	5,000,000	0.0001	5.0	-
Exercised	(7,000,000)	0.0001	4.9	-
Forfeited	-	-	-	-
Warrants outstanding at June 30, 2015	-	$-	-	$-
Warrants exercisable at June 30, 2015	-	$-	-	$-

Stock Options

Stock option activity summary covering options is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2014	10,000,000	$0.02	6.2	$-
Changes during the year:
Granted	-	-	-	-
Exercised	(9,882,352)	(0.02)	5.8	-
Forfeited	(117,648)	(0.05)	2.7	-
Options outstanding at June 30, 2015	-	$-	-	$-
Options exercisable at June 30, 2015	-	$-	-	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated ﬁnancial statements as of June 30, 2015, except as discussed below.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 (“CEPA”), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014, the District Court dismissed Plaintiff’s complaint against Arrayit for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a vigorous defense against these claims and believe they are without legal merit.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2014, we lease corporate office space under a month-to-month operating lease of $200 per month from an entity controlled by the Company’s Chief Executive Officer. For the nine months ended June 30, 2015, total rent expense was $2,400. The Company had accrued payroll due to officers of $260,000 at June 30, 2015 and accrued expenses due to officers of unreimbursed expenses of $82,457 as of June 30, 2015.

NOTE 8 – STOCK-BASED COMPENSATION

On April 22, 2015, our Board of Directors authorized the following issuances of stock for services. The Company evaluated such issuances in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”:

An aggregate of 80,500 restricted shares of our common stock was granted to various consultants for services they have rendered or will render over a one-year period. These shares vest over the one-year service period and are valued at a fair value consistent with the value of the stock over the period of vesting. The total aggregate amount amortized as stock compensation in general and administrative expense for the nine months ending June 30, 2015 was $26,625.

An aggregate of 25,000 restricted shares of our common stock was granted to a consultant of the Company for services he will render over a one-year period. These shares start vesting once the consultant’s services commence. The total aggregate amount amortized as stock compensation in general and administrative expense for the nine months ending June 30, 2015 was zero.

An aggregate of 100,000 restricted shares of our common stock was granted to two directors of the Company for their services on our board of directors that they will render over a one-year period. These shares vest overthe one-year service period and are valued at a fair value consistent with the value of the stock over the period of vesting. The total aggregate amount amortized in general and administrative expense for the nine months ending June 30, 2015 was $18,750.

NOTE 9 – SUBSEQUENT EVENTS

Effective July 29, 2015, we expanded our professional service agreement with DOCRO to include the retention of a FDA clinical principle investigator as well as the purchase of additional single-point ovarian cancer specimens. In conjunction with the additional purchases, the Company paid DOCRO $35,975. It was also agreed that if the costs of such additional service hours and related expenses rise above the project estimate of $132,115, then the Company shall agree in writing to extend such estimate.

Management has evaluated subsequent events or transactions occurring through the date on which the ﬁnancial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated ﬁnancial statements.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Form 8-K/A dated January 16, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;
•	our inability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan
•	if we are unable to successfully acquire, develop or commercialize new products;
•	our expenditures not resulting in commercially successful products;
•	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;
•

the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and

•	other factors discussed under the section entitled “Risk Factors” set forth in our Form 8-K/A dated March 2, 2015.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refer to Avant Diagnostics, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

Since the commencement of the year through June 30, 2015, we experienced the following corporate developments:

Agreement and Plan of Reorganization

Effective December 29, 2014, we completed a reverse recapitalization, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. (“ALP”). Avant shareholders received 74,354,139 shares of common stock for a 93% equity interest in ALP. Such share exchange was calculated based on a one-for-one conversion ratio after a 1 for 17 reverse stock split of ALP which was subsequently effected in March 2015. All references in these condensed consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the stock split. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse merger, we changed the name of ALP to “Avant Diagnostics, Inc.” The transaction was regarded as a reverse recapitalization whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Avant had always been the reporting company and then, on the share exchange date, had changed its name and reorganized its capital stock.

As of June 30, 2015, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant shareholders as part of the reverse recapitalization. The Agreement does not provide for cash in lieu of exchange of shares and the Agreement provides that upon the merger, the shareholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the shareholders must covert their shares and, as of the date of this report, the shares have not been issued.

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

Appointment of Members to Board of Directors

Effective February 20, 2015, we appointed Joseph Roth and Randall Letcavage to our Board of Directors.

Joseph Roth has spent the last three decades as a sales, marketing, and management executive with Fortune 50 companies as well as entrepreneur opportunities. For the past five years he has been self employed as a consultant to small and medium sized companies and C-level executives. From 2008 to 2010, he was Chief Operating Officer of ShopBox, LLC, a business process outsourcing company that specialized in the execution of web-based kiosk marketing strategies. He was responsible for securing partnership deals with NASCAR, NFL, NHL, and NBA leagues, teams, and franchises. From 2003 to 2008, Mr. Roth was President of CMB Franchising, Inc., a licensed Area Developer of Extreme Pita Restaurants of Canada for Arizona and Nevada. During this time, he oversaw the construction, development and operations of ten stores generating a 25% increase over the second highest volume franchise in the US. From 1996-2003, Mr. Roth was Managing Partner of Cypress Staffing Services, LLC, a company he founded in 1999 that provides private duty home care throughout Central Arizona. Cypress grew from scratch to become the largest company in AZ within its industry category in less than 4 years.

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

Professional Services Agreement with DOCRO, Inc.

Effective February 23, 2015, we engaged the professional services of DOCRO, Inc. (“DOCRO”) to manage the preparation and the submission of the pre-submission package for OvaDx® and to conduct the negotiation with the U.S. Food and Drug Administration (“FDA”) office for the process for obtaining a 510(k) clearance of the OvaDx® device intended for use as an aid in monitoring women diagnosed with ovarian cancer. DOCRO shall be compensated by the Company on a project basis as expressly set forth in the engagement agreement. There are no other contingent payment terms under the engagement agreement. Additionally, we purchased the necessary serial set FDA specimens to be utilized in the near future for the FDA pre-submission trials.

Effective July 29, 2015, we expanded our professional service agreement with DOCRO to include the retention of a FDA clinical principle investigator as well as the purchase of additional single-point ovarian cancer specimens.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

General and administrative expenses increased by $72,776 from $27,821 to $100,597 for the three months ending June 30, 2015, as compared to the same period in 2014. The overall increase is primarily the result of an increase of $60,000 in accrued salaries during the period. Professional fee expenses decreased by $10,718 from $62,560 to $51,842 for the the same period, respectively.

Other Expenses

As explained in Note 3 to the condensed consolidated financial statements, we determined that our investment in available-for-sale securities had an other than temporary decline in value, and we chose to fully impair the value in our condensed consolidated balance sheet as of June 30, 2015. As a result, we recorded a realized loss in the amount of $2,000,000 for the three months ended June 30, 2015.

Comparison of the Nine Months Ended June 30, 2015 to the Nine Months Ended June 30, 2014

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

General and administrative expenses increased by $294,829 from $85,070 to $379,899 for the nine months ending June 30, 2015, as compared to the same period in 2014. The overall increase is primarily the result of an increase of $260,000in accrued salaries during the period. Professional fee expenses increased by $31,740 from $80,860 to $112,600 for the same period, respectively, which was primarily due to an increase in the utilization of outside consultants for accounting. Expenses also increased primarily as the result of a non-cash cost associated with our reverse recapitalization totaling $641,126, which was the fair value of a warrant issued to facilitate the merger.

Other Expenses

As explained in Note 3 to the condensed consolidated financial statements, we determined that our investment in available-for-sale securities had an other than temporary decline in value, and we chose to fully impair the value in our condensed consolidated balance sheet as of June 30, 2015. As a result, we recorded a realized loss in the amount of $2,000,000 for the nine months ended June 30, 2015.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the nine months ended June 30, 2015:

	June 30,	September 30,
	2015	2014
Current assets	$133,321	$1,606,000
Current liabilities	539,624	166,000
Working capital	$(406,303)	$1,440,000

The decrease in working capital is due to a decrease in current assets from the value of marketable securities and an increase in accounts payable and accrued liabilities. As described in Note3,as of June 30, 2015 we chose to fully impair our available-for-sale securities, which consisted of 10,000,000 shares of Arrayit (OTCBB: ARYC) acquired in August 2014.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(154,631)	$(184,996)
Net cash used in investing activities	(59,378)	-
Net cash provided by financing activities	341,300	142,520
Change in cash	$127,291	$(42,476)

The increase in cash used in operating activities was due to the higher net loss, which was partially offset by an increase in accrued expenses and accrued liabilities of $352,310 for the nine months ended June 30, 2015, as compared to the same period during the previous year. The increase in net cash provided by financing activities for the nine months ended June 30, 2015 is due to the issuance of common stock for cash during the nine months ended June 30, 2015 for net proceeds of $340,000.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through June 30, 2015 of $9,629,625. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continueas a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended June 30, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. Management is currently evaluating the impact of ASU No. 2014-15 on its condensed consolidated financial statements.

Since inception, the Company has financed its operations primarily through equity financings and advances from related parties. As of June 30, 2015, the Company had an accumulated deficit of $9,629,625. During the nine months ended June 30, 2015 and the year ended September 30, 2014, the Company incurred net losses of $3,158,625 and $525,000, respectively, and used cash in operating activities of $154,631 and $127,000, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to June 30, 2015, the Company continues to incur net losses and use cash in operating activities. Funds from the Company’s private placement offering completed during the fourth calendar quarter of 2014 had improved the Company’s current cash position and working capital constraints; however, the funds are not sufficient to satisfy its current obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2015, based on the material weaknesses defined below:

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

The remediation efforts set out in (i) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended June 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2015, there were no changes in internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2015 the Company sold 2,766,666 shares of our common stock to certain investors for net proceeds of $340,000.

On April 22, 2015, our Board of Directors authorized the following issuances of stock for services.:

An aggregate of 80,500 restricted shares of our common stock was granted to various consultants for services they have rendered or will render over a one-year period. These shares vest over the one-year service period and are valued at a fair value consistent with the value of the stock over the period of vesting. The total aggregate amount amortized as stock compensation in general and administrative expense for the nine months ending June 30, 2015 was $26,625.

An aggregate of 25,000 restricted shares of our common stock was granted to a consultant of the Company for services he will render over a one-year period. These shares start vesting once the consultant’s services commence. The total aggregate amount amortized as stock compensation in general and administrative expense for the nine months ending June 30, 2015 was zero.

An aggregate of 100,000 restricted shares of our common stock was granted to two directors of the Company for their services on our board of directors that they will render over a one-year period. These shares vest overthe one-year service period and are valued at a fair value consistent with the value of the stock over the period of vesting. The total aggregate amount amortized in general and administrative expense for the nine months ending June 30, 2015 was $18,750.

An aggregate of 100,000 restricted shares of our common stock was granted to two directors of the Company for their services on our board of directors that they will render over a one-year period. These shares vest over the one-year service period and are valued at a fair value consistent with the value of the stock over the period of vesting. The total aggregate amount amortized in general and administrative expense for the nine months ending June 30, 2015 was $29,070.

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

__________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT DIAGNOSTICS, INC.

Date: August 14, 2015	By	/s/ Gregg Linn
Gregg Linn
President, Chief Executive Officer & Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

