Form 10-K
period 2015-09-30
Avant Diagnostics, Inc
filed 2016-01-13
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-54329

AVANT DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0583166
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8561 East Anderson Drive, Suite 104

Scottsdale, AZ 85225
(Address of principal executive offices) (Zip Code)

(480) 478-6660
(Registrant's telephone number)

________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $42,920,445 computed by reference to the closing price of the common stock on March 31, 2015. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of outstanding shares of the Registrant's common stock, par value $0.00001 per share, at January 13, 2016 was 98,309,743.

AVANT DIAGNOSTICS, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements in this annual report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this annual report, except as may be required under applicable securities laws.

PART I

We urge you to read this entire Annual Report on Form 10-K, including the "Risk Factors" section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words "we," "us", "our," "the Company," "Avant" and "Registrant" refer to Avant Diagnostics, Inc, including subsidiaries and predecessors, except where it is clear that the term refers to Avant Diagnostics, Inc.. Also, any reference to "common shares," or "common stock," refers to our common stock, par value $0.00001 per share.

ITEM 1. BUSINESS.

Corporate History and Structure

The Company was incorporated on October 16, 2008 in the State of Nevada as "Oreon Rental Corporation". At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations. The Company underwent a change in management in January 2010. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects. During 2014, the Company wound down its oil and natural gas operations and decided to complete a reverse recapitalization with Avant Diagnostics, Inc., a Nevada Corporation established in 2009.

Acquisition of Avant Diagnostics, Inc.

Effective December 29, 2014, the Company completed a reverse recapitalization, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. ("ALP"). Avant stockholders received 74,354,139 shares of common stock for a 93% equity interest in ALP. Such share exchange was calculated based on a one-for-one conversion ratio after a 1 for 17 reverse stock split of ALP which was subsequently effected in March 2015. The split affected the ALP common stock and not the Avant common stock. All references in the accompanying consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the reverse stock split. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse merger, we changed the name of ALP to "Avant Diagnostics, Inc." The transaction was regarded as a reverse recapitalization whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. Accordingly, the assets and liabilities and the historical operations reflected in the financial statements are those of Avant for all periods presented.

As of September 30, 2015, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

Marketing and Pricing

The Company currently has no revenue or revenue producing assets.

Market Opportunity

According to a study by conducted by Quest Diagnostics, the largest clinical testing laboratory in the U.S., the laboratory testing market in the United States is approximately $50 billion market that is 60% controlled by testing performed by hospital-based laboratories. The remaining portion of this market is divided between independent clinical laboratories (35%) and physician office laboratories (POLs) that perform 5% of overall testing. Within the independent clinical laboratory segment, Quest Diagnostics and LabCorp are the two largest national reference labs and control approximately $12.5 billion of this $17.5 billion market segment. The remaining $5 billion is controlled by other national laboratories and smaller independent regional laboratories. Within this $50 billion market, most of the testing that is performed is for routine lab tests and anatomic pathology tests and services. However, recently there has been a dramatic increase in gene-based and esoteric testing. Esoteric tests include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology, and advanced microbiology. Commonly ordered esoteric tests include viral and bacterial detection tests, drug therapy monitoring tests, autoimmune panels, and complex cancer evaluations.

The growth of these specialized tests has been made possible through new molecular diagnostic technologies that make it possible to detect diseases earlier, utilize genetic testing for disease predisposition, and advance the use of personalized medicine, such as the tailoring of cancer therapies to those individuals most likely to respond. Esoteric tests typically require highly-skilled technical personnel and generally require more sophisticated technology, equipment or materials. As a result, esoteric tests are generally reimbursed at higher levels than routine tests. This increase in specialized testing is evidenced by the shift in Quest Diagnostics' esoteric testing revenues from less than 10% of total revenues to their current level of 20% over the past 9 years. In the case of LabCorp, the second largest clinical testing laboratory in the country, in 2009 esoteric testing accounted for 36% of their annual consolidated revenue, which they expect to grow to 40% within three to five years. In addition to Quest Diagnostics and LabCorp, there are approximately 60 commercial laboratories that control the independent clinical laboratory market segment in the United States. There are also approximately 300 genetic testing laboratories in the U.S., with 80% of them affiliated with academic institutions. As a result of these new trends, molecular diagnostic testing that supports personalized medicine is now the fastest growing segment within the overall laboratory testing market.

In addition to the laboratory testing market, there is another market that is comprised of diagnostic instrumentation and test kits that are marketed for the purpose of performing diagnostic testing on human samples, which normally uses blood, urine, or other body fluid specimens. This market is referred to as the in vitro diagnostic (IVD) market and literally means "within the glass", as in a test tube. A test that is performedin vitro is one that is done in glass or plastic vessels in the laboratory as opposed toin vivo, which is performed in a living organism. This combination of instrumentation and test kits is generally sold to reference laboratories, hospital clinical laboratories, state and national health testing facilities, and other laboratories that in turn perform the laboratory tests and provide results to physicians and their patients. According to a report published by PricewaterhouseCoopers titled "Diagnostics 2009", the worldwide IVD market was $37 billion in 2007 and is expected to grow by 5% per annum to $50 billion in 2012. According to market research by Kalorama Information, the U.S. IVD market is the single largest diagnostics market in the world and represents 43% of the global IVD market. The largest IVD companies in the world are Roche, Abbott, Siemens, Johnson & Johnson (Ortho), Beckman Coulter, bioMérieux, Inverness Medical, Bio-Rad, Sysmex, and Becton Dickenson. All of these 10 companies have IVD sales exceeding $1 billion and collectively they represent approximately 85% of the total worldwide IVD market. The fastest growing segment within the IVD market is molecular diagnostics, which is expected to grow by 14% per annum and reach $5 billion in 2012. In the context of this PricewaterhouseCoopers market report, molecular diagnostics includes only those tests that analyze the DNA or RNA of an organism. However, molecular diagnostics is more often widely defined to include tests that analyze other types of molecules as well. In their report, PricewaterhouseCoopers goes on to state that besides the dramatic increase in molecular diagnostics, some of the biggest changes within the diagnostics industry will be the increased use of:

•

Early diagnostics: Diagnostic products permitting the detection of a disease at very early stages of its development thus giving more treatment options (e.g. early ovarian and lung cancer detection allowing surgery);

•

Prognostics: Diagnostics that provide a prediction or estimate the risk of developing a particular condition based onphenotypic (e.g. transcriptomic, proteomic or metabolomic) parameters; or genomic (e.g. hereditary or gene based) characteristics;

•

Companion diagnostics: Diagnostic products to evaluate an individual patient's likelihood of benefiting from a particular therapeutic or risk of suffering certain adverse events from a particular therapeutic. Companion diagnostics represent a greater integration between diagnostics and therapeutics;

•

Screening tests: Diagnostics performed on people prior to a clinical manifestation of disease - this contrasts with most other medical checks, which are performed when symptoms are already available. Screening typically involves testing a target population for a particular condition as part of a public health strategy;

•

Pharmacogenomic tests: Examine the influence of genetic variation on drug response in patients by correlating gene expression or single nucleotide polymorphisms (SNPs) with a drug's efficacy or toxicity. The aim of pharmacogenomics isto take into account a patient's genotype to optimize drug therapy, i.e. to maximize efficacy while minimizing adverse effects.

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

Our Strategy

The Company's solution is to utilize the technology that it has exclusively licensed from Wayne State University to exploit the new opportunities that are evolving in the diagnostics industry. The Company was created to specifically commercialize microarray-based diagnostic tests and services that are focused on early detection and pre-symptomatic screening. These new tests are based on patented and proprietary technology that is well-suited to be run in a central or regional laboratory utilizing samples that are collected by healthcare providers and sent to the authorized CLIA/ISO-certified testing facility for processing. This approach is similar to the business model that Myriad Genetics, Inc. (Revenues: $470.45 million; market cap: $1.98 billion; NASDAQ:MYGN) has utilized with the seven tests that it markets that determine predisposition to hereditary breast cancer, ovarian cancer, colon cancer, endometrial cancer and melanoma skin cancer. However, whereas Myriad Genetics determines a predisposition to a particular disease, the Company will market diagnostic tests that can be used to screen for the actual disease itself, in most cases before any symptoms have been observed. To achieve this goal of commercializing new diagnostic opportunities, the Company is leveraging off the strategic relationships that have been established with organizations such as Wayne State University and others to develop unique and high value-added diagnostic tests.

Although the initial focus of the Company is the OvaDx® test, the Company will explore opportunities for other microarray-based diagnostic tests, which may include pre-symptomatic screening tests for Parkinson's disease, Alzheimer's disease, prostate cancer, and other applications that allow early detection. The Company will also explore companion diagnostic opportunities for pharmaceuticals such as Plavix®, the world's leading anti-clotting medication that is manufactured by Bristol-Myers Squibb in conjunction with Sanofi-Aventis Pharmaceuticals. With the completion of the human genome sequencing project, genetic research has increased its focus on identifying the variations of the specific genes in the genome. These variations are what define individual characteristics, including disease states or a statistical propensity for disease. The implications are far-reaching and impact not only the research community, but also individual patients and medical providers. Diagnostic tests that detect diseases very early in their progression will provide options for earlier treatments that may improve the patient's quality of life and prognosis by delaying or preventing disease progression or even death. Medical providers will incur major cost savings by avoiding costly late stage disease treatments.

License Agreements

As a result of a Technology Transfer Agreement dated July 18, 2009, between Avant Diagnostics, Inc. and Arriyat Corporation ("Arriyat"), Avant has exclusive license rights to all of the trade secrets and protocols required for the sale and use of the OvaDx ® ovarian cancer test. In addition, as a result of a technology transfer agreement with a stockholder of Avant, we will benefit from an extensive microarray technology patent portfolio and expertise, which includes the following:

•

Patented microarray printing technology: Arrayit's patented (U.S. Patent 6,101,946) microarray printing technology is differentiated from other techniques in the market because other companies are limited by what they can deposit on a microarray; specifically DNA. The Arrayit technology can deposit any kind of molecule on a microarray, including DNA, proteins, antibodies, patient samples, diagnostic elements, and other compounds. This unique technology gives the Company a competitive advantage in the types of future diagnostic products that it develops and commercializes, as well as freedom to operate in the microarray manufacturing marketplace.

•

Patented VIP technology: Arrayit's patented microarray diagnostic Variation Identification Platform (VIP) technology has the ability to test 10, 100, 1,000, 10,000, and up to 100,000 patients on a single microscope substrate slide requiring only one assay to match 100,000 patients to a particular disease state. Should any one of those 10 to100,000 patient samples contain the marker for the disease being tested it would produce a red spot; if no disease, a green spot. This procedure also identifies carriers as yellow spots. Because of the sophistication of this patent, one lab could test hundreds of thousands of patient samples a day after receiving a sample of DNA from each patient. VIP is the only method available to the industry that can accomplish this. This is a revolutionary improvement by saving time and money, laboratory space, personnel, equipment, chemicals, reagents and consumables. It also positions the Company uniquely. As microarray diagnostics continue to gain acceptance in healthcare, the need to screen thousands of patients a day will make any competitor's one patient per slide per experiment methodology far too costly and time consuming. Even when testing just 10 patients, the patented VIP method has impressive 10-fold decrease in time and cost over methods that use one microarray per test. VIP technology is especially attractive for population-wide diagnostic screening applications, such as the H1N1 virus and other infectious diseases. VIP technology is also extremely useful in limited-population screening as companion diagnostics for drugs such as Plavix ®. Plavix ® patients that have the CYP2C19 gene variant respond poorly to Plavix ®treatment and a VIP test to screen Plavix ® patients would improve drug efficacy by targeting the correct segment of the population that can benefit from this drug. Avant's multi-patient genotyping procedure is protected by the following patents:

·	U.S. Patent 6,913,879 Australia 2002218740 Europe 1343911 Korea 10-0756015 New Zealand 523560 Singapore 94899 Taiwan I280282 Israel 153848 People's Republic of China L01813972.8

•

Microarray expertise: The future success of the Company is made possible by leveraging off the ability to continually innovate and develop sophisticated microarray based diagnostic products. The Company relies on the identification of biomarkers and the ability to commercialize them by utilizing Arrayit's delivery technology. The Company is seizing the opportunities created by Arrayit's advanced technologies that are driving the discovery of unique biomarkers in laboratories around the globe. The microarrays manufactured by Arrayit and utilized in the Company's tests are considered to be the best in the industry and are 99% pure (versus 70% for competitors) and are the most sensitive on the market.

•

Growing menu of screening tests: The Company's OvaDx® ovarian cancer test will set the standard for early detection and pre-symptomatic screening utilizing a microarray based diagnostic test. We expect to expand this menu of tests to provide other early detection tests for key diseases where adequate diagnostic screening tests do not exist and where early detection can save lives and improve quality of life, such as Parkinson's disease, Alzheimer's disease, prostate cancer, and other diseases and medical conditions. We expect that other cancer tests, neurological assays, and areas such as allergy and food intolerance testing will benefit from the efficient patient screening model that are utilized in our tests. Additional markets for consideration that will also benefit from screening tests using our licensed technology are blood typing, parentage testing, forensics, human leukocyte antigen (HLA) analysis, infectious disease diagnosis, food testing, crop testing, and anti-terrorism  analysis.

•

Ability to leverage strategic relationships: We expect that the relationships that have been established with the Centers for Disease Control (CDC), Sandia Laboratories, Johns Hopkins University School of Medicine, the U.S. Department of Agriculture (USDA), UT MD Anderson Cancer Center, The Parkinson's Institute, MIT, Stanford University, the NIH, and other prestigious institutions, organizations, and companies around the world will benefit us immensely as we strive to create a world-class diagnostic testing company. We believe that our relationships will allow us to license biomarkers discoveries from these and other research facilities that have the potential to create innovative diagnostic tests. Similar to our relationship with Wayne State University, and the worldwide exclusive licensing and sponsored research agreements that we put in place with them, we believe additional novel diagnostic tests can be developed based on licensing of biomarkers discovered by our academic and scientific collaborators.

Upon completion of 510K trials for ovarian cancer diagnostic monitoring, management believes Avant's OvaDx® test should have a competitive advantage over Roche's CA-125 test and Vermillion's Ova 1 test.

The Company has no current operations and so does not experience direct competition from other businesses. The Company intends to operate in the medical diagnostics marketplace.

Competition is intense in existing and potential diagnostic markets. Our competitors in the United States and abroad are numerous and include, other molecular diagnostic companies, diagnostic reference laboratories, large multi-national healthcare companies, and universities and other research institutions. For instance, some laboratories provide a test intended to predict the cancer's aggressiveness among patients with prostate cancer and other laboratories provide hereditary cancer testing for melanoma, breast, ovarian, colorectal and uterine cancer. Some of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We expect competition to intensify in our current fields as technical advances occur and become more widely known. We anticipate that others may also launch their own molecular diagnostic tests which may compete with our testing products and services.

The technologies for discovering the underlying cause of major diseases, patients' response to therapies, and disease progression, as well as the approaches for commercializing those discoveries are rapidly evolving. Rapid technological developments could result in our potential tests or processes becoming obsolete before we recover a significant portion of our related research and development costs and associated capital expenditures. If we do not discover biomarkers, develop molecular diagnostic tests and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services before our competitors, we could be adversely affected. Moreover, any molecular diagnostic tests that we may develop could be made obsolete by less expensive or more effective tests or methods that may be developed in the future.

The Company's success will depend on its ability to retain its key manager, controller and recruit additional employees.

The Company will rely heavily on one knowledgeable and highly-skilled full-time employee manager, who is currently the President and Chief Executive Officer of Avant. This key employee could leave Avant and so deprive Avant of the skill and knowledge essential for performance of its existing and new businesses. If Avant's key employee leaves for any reason(s), it could harm Avant's operating results and financial condition. Additionally, Avant cannot assure its investors that the company will be able to offer prospective managers and other key employees' competitive opportunities with the compensation and benefits packages necessary to attract talented and experienced people to fill key management, professional and technical positions.

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

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Each of our clinical laboratories must hold certain federal, state and local licenses, certifications and permits to conduct our business. Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988, or ("CLIA"). CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services. Our laboratories in Salt Lake City, Utah, Austin, Texas and South San Francisco, California are CLIA certified to perform high complexity tests.

In addition, CLIA requires our certified laboratories to enroll in an approved proficiency testing program if it performs testing in any category for which proficiency testing is required. Our laboratories periodically test specimens received from an outside proficiency testing organization and then submit the results back to that organization for evaluation. If our laboratories fails to achieve a passing score on a proficiency test they lose their right to perform testing. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of our laboratories' CLIA certification.

As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services ("CMS"), a CMS agent (typically a state agency), or, a CMS-approved accreditation organization. Our laboratories are accredited by the College of American Pathologists ("CAP"), which is a CMS-approved accreditation organization.

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

Food and Drug Administration

Although the Food and Drug Administration ("FDA") has consistently claimed that it has the authority to regulate laboratory-developed tests ("LDTs") that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion by not otherwise regulating most LDTs. Nevertheless, the FDA recently indicated that it is promulgating draft guidance for FDA regulation of most LDTs in the future.

After a medical device is placed on the market, numerous regulatory requirements apply. These include:

•

compliance with the QSR, which require manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for uncleared, unapproved or "off-label" uses and impose other restrictions on labeling; and

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

HIPAA and other privacy laws

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically ("Covered Entities"). Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of certain healthcare transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009. HITECH amends HIPAA and, among other things, expands and strengthens HIPAA, creates new targets for enforcement, imposes new penalties for noncompliance and establishes new breach notification requirements for Covered Entities. Regulations implementing major provisions of HITECH were finalized on January 25, 2013 through publication of the HIPAA Omnibus Rule (the "Omnibus Rule").

Under HITECH's new breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services (the "Secretary"). Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and in some cases, they must be reported through local and national media, depending on the size of the breach. Breach reports can lead to investigation and enforcement.

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

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration ("OSHA"), has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

International regulations

We market our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. On September 26, 2012, the European Commission released the first drafts of the new European Union ("EU") regulations for medical devices and IVDs that if finalized will impose additional regulatory requirements on IVDs used in the EU. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors' activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

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

Federal and State Fraud and Abuse Laws

A variety of federal laws prohibit fraud and abuse involving state and federal health care programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for the Department of Health and Human Services ("OIG"), and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. Any overpayments identified must be repaid to the Medicare program unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

Anti-Kickback Laws

The Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. "Remuneration" is broadly defined to include anything of value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. The Anti-Kickback Statue is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry.

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

Civil Monetary Penalties Law

The federal Civil Monetary Penalties Law, or the CMP Law, prohibits, among other things (1) the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. The penalties for violating the CMP Law include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.

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

Employees

The Company has one active employee, who is the Company's Chief Executive Officer. The Company has not experienced any work disruptions or stoppages and it considers relations with its employee to be good. No employee of the Company is covered by a collective-bargaining agreement.

Available Information

You may obtain free copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, on the Investors section of our website at www.avantdiagnostics.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. In determining whether to purchase our common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase our securities. An investor should only purchase our securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Relating to Our Business and Industry

The report from our Independent Registered Public Accounting Firm contains as exoplanetary paragraph about our ability to continue as a going concern,

If we are unable to continue as a going concern, our securities will have little or no value

As of September 30, 2015 we had an accumulated deficit of $9,814,078. We currently do not anticipate that our cash will be sufficient to fund our operations through September 30, 2016 without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our stockholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

We are at an early stage of development as a company and do not have any products that generate revenues.

We are a life sciences company. At this time, we do not have any commercial products or laboratory services that generate revenues. Our existing diagnostic offerings will require additional regulatory review, including the FDA, significant marketing efforts and substantial investment before they could provide any revenues. Given our early stage, we estimate initial marketing of OvaDx® Janaury 2018 , after we have received FDA approval for OvaDx®.

We have a history of net losses, and we expect to incur net losses for the foreseeable future and we expect to continue to incur significant expenses to develop and commercialize our tests.

We have incurred substantial net losses since our inception. For the fiscal years ended September 30, 2015 and 2014, we incurred net losses of $3,343,078 and $525,000, respectively. From our inception in July 2009 through September 30, 2015, we had an accumulated deficit of $9,814,078. To date, we have not achieved, and we may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing OvaDx®. We expect to incur additional losses in the future, and we may never achieve profitability.

We have identified a material weakness in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.

In connection with the audit of our consolidated financial statements as of and for the year ended September 30, 2015, our management identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a lack of a full segregation of duties and to our lack of sufficient personnel in our accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and related financial reporting. Please see "Controls and Procedures—Internal Control Over Financial Reporting" for information regarding our remediation efforts. Our management did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the year ended September 30, 2014 in accordance with the provisions of the Sarbanes-Oxley Act. Had we performed such an evaluation, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.

We cannot be certain that any measures we undertake will successfully remediate the material weakness or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline.

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

Physicians and patients may decide not to order the OvaDx® unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion or all of the test's price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including OvaDx®, and any of our future diagnostics and therapies. Reimbursement by a third-party payor may depend on a number of factors, including a payor's determination that tests using our technologies are:

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

Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield plans, which collectively provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a test or procedure. These assessments have not yet been carried for our Ovarian Cancer Diagnostic test. We can offer no assurance that these evaluations will ever be conducted, and if conducted, will result in a positive conclusion resulting in any third party reimbursement to us.

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

The regulatory approval process typically is extremely expensive, takes many years and the timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell such products and therefore may never be profitable. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including: (i) a product candidate may not be safe or effective; (ii) the manufacturing processes or facilities we have selected may not meet the applicable requirements; and (iii) changes in FDA's approval policies or adoption of new regulations may require additional work. Any delay in, or failure to receive or maintain, regulatory approval for any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

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

We have and will continue to adopt policies and procedures designed to comply with these laws, including policies and procedures relating to financial arrangements between us and physicians who refer patients to us. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and sales organization may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

Initially, our financial results will depend on sales of one test, the OvaDx®test, and we will need to generate sufficient revenues from this and our other diagnostics or therapies to run our business.

For the foreseeable future, we expect to derive substantially all of our revenues from sales of OvaDx®. We anticipate commencing full implementation of our sales and marketing strategy as early as January 2018. We are in various stages of research and development for other function-based diagnostic assays that we may offer as well as for enhancements to our existing test. We do not currently expect to commercialize these additional tests for other disease indications until at least 2018. If we are unable to increase sales of OvaDx® or to successfully develop and commercialize other diagnostic tests, enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We may experience limits on our revenues if physicians decide not to order our tests.

If medical practitioners do not order OvaDx® or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of OvaDx® and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. Some physicians may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if patients recommend that their physicians use our test, physicians may still decide not to use OvaDx®, either because they have not been made aware of its utility or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the physician population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

We may experience limits on our revenues if patients decide not to use our test.

Some patients may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use OvaDx®, either because they do not want to be made aware of the likelihood of metastasis or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.

If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position would be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. These advances require us to continuously develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment's effectiveness. If we are unable to demonstrate the applicability of our test to new treatments, then sales of our test could decline, which would harm our revenues.

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

We may enter into relationships with selected biotechnology companies to help develop and commercialize our product candidates. If we are not able to establish such collaborative arrangements, we may have to reduce or delay further development of some of our programs, increase our planned expenditures and undertake development and commercialization activities at our own expense.

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

In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which OvaDx® could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to adopt OvaDx® and comply with the required procedures, or that this laboratory would be willing to perform the tests for us on commercially reasonable terms. In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA and licensed by several states, including California and New York, which can take a significant amount of time and result in delays in our ability to begin operations.

Our success depends on retention of key personnel.

We are dependent on our management team members, including Gregg Linn, our President and Chief Executive Officer. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in sales and marketing, clinical testing, and governmental regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

Currently, we are quoted on the OTCQB maintained by OTCMarkets, Inc. under the symbol AVDX, where an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell its securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. In addition, there is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices, which may result in substantial dilution to our stockholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders' percentage ownership will be reduced. In addition, these transactions may dilute the value of our outstanding securities. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

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

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

Failure to meet previously announced financial expectations could have an adverse impact on the market price of our common stock.

Our ability to achieve announced financial targets is subject to a number of risks, uncertainties and other factors affecting its business and the health care industry generally, many of which are beyond Diagnostics' control. These factors may cause actual results to differ materially. The Company describes a number of these factors throughout this document, including in these Risk Factors. The Company cannot assure you that it will meet the targets when announced. If the Company is not able to meet these targets, it could harm the market price of its common stock.

Future sales of our common stock could adversely affect its stock price and its ability to raise capital in the future.

Future sales of substantial amounts of the Company's common stock could harm the market price of its stock. This also could harm the Company's ability to raise capital in the future. Certain shares issued in conjunction with the Exchange Agreement are expected to be registered through the filing of a registration statement with the SEC. These shares will then be freely tradable without restriction under the Securities Act of 1933 (the "Securities Act") by persons other than "affiliates," as defined under the Securities Act. Any sales of substantial amounts of the Company's common stock in the public market, or the perception that those sales might occur, could harm the market price of the Company's common stock.

The Company will not solicit the approval of its stockholders for the issuance of authorized but unissued shares of the Company's common stock unless this approval is deemed advisable by our board of directors or is required by applicable law, regulation or any applicable stock exchange listing requirements. The issuance of those shares could dilute the value of the Company's outstanding shares of common stock.

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

Because we became a public company by means of a "reverse merger," we may not be able to attract the attention of major brokerage firms and we will also be subject to a one-year "seasoning period" before we will be permitted to list our securities on a securities exchange.

Additional risks may exist since we became public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future. In addition, companies that become public through a "reverse takeover" are not permitted to list their securities on a securities exchange until (i) the company has completed a one-year "seasoning period" by trading in the United States over-the-counter market or on another regulated United States or foreign exchange following the reverse merger, and filed all required reports with the SEC, including audited financial statements, and (ii) the company maintains the requisite minimum share price for a sustained period, and for at least 30 of the 60 trading days, immediately prior to its listing application and the exchange's decision to list.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

Securities quoted on the over-the-counter markets like the OTCQB maintained by OTCMarkets, Inc. are frequent targets of fraud or market manipulation, both because of their generally low prices and because there are limited reporting requirements for over-the-counter traded securities than those of the stock exchanges or NASDAQ. Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

The difficulties and risks associated with the integration of any other businesses that we may acquire include:

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures;

•	the increased scope and complexity of the acquired company's operations;

•	the potential loss of key employees and the costs associated to retain key employees;

•	risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies; and

•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of our operations with the operations of any other companies that we may acquire.

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

Because of our potential long-term capital requirements, we may access the public or private equity or debt markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If additional funds are raised by issuing equity securities, existing stockholders may suffer significant dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or tests, or grant licenses on terms that are not favorable to us.

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

We are relying on Docro, Inc. to provide samples for testing and to oversee the testing procedure. Docro has close relationships with the FDA. Docro has access to all of the samples required to do all of the requisite FDA submissions. We are relying on Arrayit, Inc. to perform the FDA validation testing, which Docro will supervise. After initial FDA approval, Arrayit may initially manufacture the tests. Should the Company or OvaDx be purchased or licensed by another company, manufacturing will pass to the purchaser. There are no other major vendors.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors' patent applications will result in issued patents;

•	any of our or our licensors' patents will be valid or enforceable;

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

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

•

other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers; and

•	similar foreign laws and regulations that apply to us in the countries in which we operate.

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in government health care programs, or prohibitions or restrictions on our laboratories' ability to provide services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position, or that a private party could file suit under the qui tam provisions of the federal False Claims Act or a similar state law. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, and other private third-party payors.

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

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many private third-party payors, for laboratory testing services. As a condition of CLIA certification, each of our laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by CMS; a CMS agent (typically a state agency); or, if the laboratory holds a CLIA certificate of accreditation, a CMS-approved accreditation organization. Sanction for failure to comply with CLIA requirements, including proficiency testing violations, may be suspension, revocation, or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Some states have enacted state licensure laws that are more stringent than CLIA. We are also subject to laws and regulations governing our reference laboratory in Germany. Changes in state or foreign licensure laws that affect our ability to offer and provide diagnostic services across state or foreign country lines could materially and adversely affect our business. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries.

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

There is currently a limited trading market for our common stock in the OTCQB under the symbol "AVDX." There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. As a result, we cannot assure you that you will be able to sell your common stock at attractive prices or at all.

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

We may be subject to stockholder litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may become the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management's attention and resources.

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

Lack of Independent Directors.

The Sarbanes-Oxley Act of 2002 requires us as a public corporation to have an audit committee composed solely of independent directors. Currently, we do not have an Audit Committee of the board of directors. Audit committee communications will have to go directly to board members and addressed with the board of directors. We can provide no assurances that we will be able to attract and maintain directors on our Board or form an Audit Committee in compliance with Sarbanes-Oxley.

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

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC's penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 (excluding the value of such person's primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares of common stock.

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

Trading in our common stock on the OTC Markets is limited and sporadic making it difficult for our stockholders to sell their shares or liquidate their investments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of September 30, 2015, the Company leases corporate office space on a month-to-month basis for $200 per month from an entity controlled by the Company's Chief Executive Officer. For the years ended September 30, 2015 and 2014, total rent expense was $2,400 and $1,800, respectively.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated nancial statements as of September 30, 2015, except as discussed below.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 ("CEPA"), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014 the District Court dismissed Plaintiff's complaint against Arrayit Corporation for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a fierce defense against these claims and believe they are without legal merit.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

As of September 30, 2015, our common stock began trading on OTCQB Marketplace maintained by OTC Markets, Inc. under the symbol "AVDX." Prior to that date, our common stock was traded under the symbol "OREO." Prior to February 18, 2014, there was no public market for our common stock. The closing price of our common stock on OTCQB Marketplace on September 30, 2015 was $0.30 per share. The following table sets forth the range of high and low bid quotations as reported on the OTCQB for the periods indicated.

Fiscal Year Ended September 30, 2015	High	Low
Quarter ended September 30, 2015	$0.50	$0.20
Quarter ended June 30, 2015	$1.65	$0.40
Quarter ended March 31, 2015	$1.73	$0.34
Quarter ended December 31, 2014	$0.59	$0.27

Fiscal Year Ended September 30, 2014	High	Low
Quarter ended September 30, 2014	$0.59	$0.09
Quarter ended June 30, 2014	$0.18	$0.14
Quarter ended March 31, 2014	$0.26	$0.12
Quarter ended December 31, 2013	$0.32	$0.15

Holders of Common Stock

As of September 30, 2015, we had 56 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. There are no restrictions in our certificate of incorporation or by-laws on declaring dividends.

Recent Sales of Unregistered Securities.

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this annual report on Form 10-K includes statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

•	other factors discussed under the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and notes related thereto included in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms "we", "us", "our", or the "Company" refer to Avant Diagnostics, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

During the year ended September 30, 2015, we experienced the following corporate developments:

Agreement and Plan of Reorganization

Effective December 29, 2014, we completed a reverse recapitalization, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. ("ALP"). Avant stockholders received 74,354,139 shares of common stock for a 93% equity interest in ALP. Such share exchange was calculated based on a one-for-one conversion ratio after a 1 for 17 reverse stock split of ALP which was subsequently effected in March 2015. The split affected the ALP common stock and not the Avant common stock. All references in the consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the stock split. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse merger, we changed the name of ALP to "Avant Diagnostics, Inc." The transaction was regarded as a reverse recapitalization whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. Accordingly, the assets and liabilities and the historical operations reflected in the consolidated financial statements are those of Avant for all periods presented.

As of September 30, 2015, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

On January 27, 2015, the Company effected a change in the par value of its common stock to $0.00001 per share. Accordingly, the Company has recorded a retroactive reclassification to reflect the change in par value on its accompanying consolidated balance sheets for all periods presented.

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

Departures of Certain Officers and Directors

On January 31, 2015, Steven Scott retired as the Company's Chairman, Chief Executive Officer and President.

Effective March 2, 2015, by way of certain stockholders holding not less than two-thirds of the voting power of the issued and outstanding shares of our Common Stock, we exercised the authority provided by Nevada Revised Statutes 78.335 to realign the board of directors by voting to remove Robert C. Rhodes and Steven M. Plumb as directors of the Company. As a result, as of March 2, 2015, the directors of the Company are Gregg Linn, Joseph Roth and Randall Letcavage.

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

Results of Operations

Comparison of the Year Ended September 30, 2015 to the Year Ended September 30, 2015

Net Loss. For the year ended September 30, 2015, we had a net loss of $3,343,078 compared to a net loss of $525,000 for the year ended September 30, 2014. The increase in loss was primarily due to an increase in general and administrative expense from $452,299 for the year ended September 30, 2014 to $566,416 for the year ended September 30, 2015. Research and Development cost increased by $25,000. In the current year, an Impairment on Available for Sale Securities was $2,000,000.Expenses also increased primarily as the result of a non-cash cost associated with our reverse recapitalization totaling $641,126, which was the fair value of a warrant issued to a related party.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

General and administrative expenses increased by $114,117 from $452,299 to $566,416 for the year ended September 30, 2015, as compared to the same period in 2014. The overall increase is primarily the result of an increase in investor relations expense. Professional fee expenses increased by $37,835 from $72,701 to $110,536 for the same period, respectively, which was primarily due to an increase in the utilization of outside consultants for accounting. Expenses also increased primarily as the result of a non-cash cost associated with our reverse recapitalization totaling $641,126, which was the fair value of a warrant issued to related party and to facilitate the merger.

Other Expenses

As explained in Note 5 to the consolidated financial statements for the year ended September 30, 2015, we determined that our investment in available-for-sale securities had an other than temporary decline in value, and we chose to fully impair the value in our consolidated balance sheet as of June 30, 2015. As a result, we recorded a realized loss in the amount of $2,000,000 for the twelve months ended June 30, 2015.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the years ended September 30, 2015 and 2014:

	Years Ended September 30,
	2015	2014
Current assets	$43,677	$1,606,000
Current liabilities	621,315	166,000
Working capital	$(577,638)	$1,440,000

The decrease in working capital is due to a decrease in current assets from the value of marketable securities and an increase in accounts payable and accrued liabilities. As described in Note 5, we chose to fully impair our available-for-sale securities, which consisted of 10,000,000 shares of Arrayit (OTCBB: ARYC) acquired in August 2014.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30, 2015 and 2014:

	2015	2014
Net cash used in operating activities	$(201,612)	$(127,000)
Net cash used in investing activities	(102,053)	-
Net cash provided by financing activities	341,300	90,000
Change in cash	$37,635	$(37,000)

The increase in cash used in operating activities was due to the higher net loss, which was partially offset by an increase in related party accrued expenses and accrued liabilities for the year ended September 30, 2015, as compared to the previous year. The increase in net cash provided by financing activities for the year ended September 30, 2015 is due to the issuance of common stock for cash for net proceeds of $340,000.

Going Concern

The consolidated financial statements contained in this annual report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through September 30, 2015 of $9,814,078. Presently, we may not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company's ability to continueas a going concern. The audited consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Subsequent to September 30, 2015, the Company continues to incur net losses from operating activities. The Company raised $225,000 from private placement offerings during December 2015 and January 2016. The Company has been able to allocate much of the funds raised through private financing directly toward obtaining FDA approval for OvaDx® and a minimal amount of cash has been used towards operating activities. Most of the contracts are paid with Company stock instead of cash or at reduced rates. Without the continued support of our investors, contracted professionals and vendors the Company would not be able to continue.

We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations and our intellectual property could be impaired.

Cash Requirements

Our plan of operation over the next 12 months is to:

•	initiate regulatory activities in the United states;

•	locate suitable facility on the U.S. for tech transfer and manufacturing scale-up;

•	hire key personnel including, but not limited to, a controller, chief medical officer, chief science officer and chief operating officer;

•	collaborate with clinical centers and regulations to carry out clinical studies and clinical safety testing; and

•	initialize efforts to validate the manufacturing process (in certified labs).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations and Commitments

We have no material long-term contractual cash obligations as of September 30, 2015.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

The Company has chosen to adopt the provisions of the ASU, hence all of the past development stage disclosures and presentations have been eliminated.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended June 30, 2015, management evaluated the Company's ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company's ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management's assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. Management is currently evaluating the impact of ASU No. 2014-15 on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of September 30, 2015 and 2014, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 4, 2015, the Company dismissed LBB & Associates Ltd., LLP ("LBB") as the independent registered public accounting firm for the Company and its subsidiaries, effective immediately. The Company's board of directors approved the dismissal on April 22, 2015.

The reports of LBB on the financial statements of the Company for the fiscal years ended September 30, 2014 and 2013 and through May 4, 2015 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2014 and 2013 and through May 4, 2015: (i) there have been no disagreements with LBB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LBB, would have caused it to make reference to the subject matter of the disagreement in connection with its reports for such periods and (ii) there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

Effective May 4, 2015, the Company engaged Marcum LLP ("Marcum") as the new independent registered public accounting firm for the Company and its subsidiaries.

During the fiscal years ended September 30, 2014 and 2013 and through May 4, 2015, neither the Company nor anyone on its behalf consulted Marcum regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or any reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). Marcum did not provide the Company with a written report or oral advice that they concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2015, based on the material weaknesses defined below.

Internal Control over Financial Reporting

Management's Annual Report on Internal Control of Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company's principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

•

provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company's management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2015 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have identified material weaknesses in our internal control over financial reporting.

If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company

The material weaknesses related to a lack of a full segregation of duties and to our lack of sufficient personnel in our accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and related financial reporting.

Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2015.

Management's Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the future:

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended September 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Attestation Report of the Registered Accounting Firm

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names, ages and positions of our directors and executive officers as of September 30, 2015, are as follows:

Name	Age	Position
Gregg Linn	53	President, Chief Executive Officer, Chairman, Chief Financial Officer and Director
Joseph Roth	55	Director
Randall Letcavage	50	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Background of Executive Officers and Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Gregg Linn has served as our Chief Executive Officer, President and a Director since January 2015. Mr. Linn, age 53, is a certified public accountant licensed in the State of Arizona. Mr. Linn has been a senior level executive primarily with small cap publicly traded companies for over 30-years. From December 2012 to the present, Mr. Linn served as the Chief Operating Officer and Chief Financial Officer for Avant Diagnostics, Inc., a molecular diagnostics company. Additionally, from March 2012 to the present, Mr. Linn has served as Managing Member and Chief Executive Officer of Precision Metal Products, LLC, a high precision sheet metal manufacture; From January 2009 to the present, Mr. Linn has served as the Managing Member and President of Issuers Capital Advisors, LLC, which provides financial advisory services to small cap publicly traded companies. Mr. Linn earned his Master Degree in Finance from Pace University in New York City in May 1992 and his Bachelor's Degree in Accounting from the Michigan State University in East Lansing, MI in June 1984.

Joseph Roth has served as a director of the Company since February 20, 2015. Mr. Roth has spent the last three decades as a sales, marketing, and management executive with Fortune 50 companies as well as entrepreneur opportunities. For the past five years he has been self employed as a consultant to small and medium sized companies and C-level executives. From 2008 to 2010, he was Chief Operating Officer of ShopBox, LLC, a business process outsourcing company that specialized in the execution of web-based kiosk marketing strategies. He was responsible for securing partnership deals with NASCAR, NFL, NHL, and NBA leagues, teams, and franchises. From 2003 to 2008, Mr. Roth was President of CMB Franchising, Inc., a licensed Area Developer of Extreme Pita Restaurants of Canada for Arizona and Nevada. During this time, he oversaw the construction, development and operations of ten stores generating a 25% increase over the second highest volume franchise in the US. From 1996-2003, Mr. Roth was Managing Partner of Cypress Staffing Services, LLC, a company he founded in 1999 that provides private duty home care throughout Central Arizona. Cypress grew from scratch to become the largest company in AZ within its industry category in less than 4 years.

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

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Director Experience

Our Board believes that each of the Company's directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company's shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. All of our employees, including our executive officers and directors, are required to comply with our Code of Business Conduct and Ethics.

The full text of the Code of Business Conduct and Ethics is posted on our website at http://www.avantdiagnostics.com. Any waiver of the Code of Business Conduct and Ethics for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Business Conduct and Ethics, or waivers from our Code of Business Conduct and Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Business Conduct and Ethics for our other executive officers and our directors on our website. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: Secretary, Avant Diagnostics, Inc. 8561 East Anderson Drive, Suite 104, Scottsdale, AZ 85225.

Committees of the board of directors

Our board of directors has authorized an audit committee charter, compensation committee charter, nominating and governance committee charter, executive committee charter and nominating committee charter. Our board may also establish from time to time any other committees that it deems necessary or desirable. The composition of each committee will comply, when required, with NYSE listing standards and other rules of the SEC and NYSE.

Audit Committee

The Audit Committee's responsibilities include, among other things,: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants, (ii) appointing, replacing and discharging the independent registered public accounting firm, (iii) pre-approving the professional services provided by the independent registered public accounting firm, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent registered public accounting firm, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent registered public accounting firm. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

We have not yet appointed an audit committee, and our Board of Directors currently acts as our Audit Committee. The Company intends to appoint an Audit Committee comprised entirely of independent directors, including at least one audit committee financial expert in foreseeable future. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee and is available on our website at www.avantdiagnostics.com.

Audit Committee Financial Expert

The Company's does not have an audit committee financial expert since Company's board of directors currently acts as the audit committee and the board of directors currently consists of only three directors one of which is the Company's sole officer. While the Company believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting the Company is currently engaged in a search to identify a qualified individual who will meet the definition of "audit committee financial expert as that term is defined by Item 407(d)(5) of Regulation S-K.

Compensation Committee

The Compensation Committee has responsibility for assisting the board of directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of our company; assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

We have not yet appointed a compensation committee, and our Board of Directors currently acts as our Compensation Committee. The Company intends to appoint a Compensation Committee comprised entirely of independent directors in foreseeable future. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee and is available on our website at www.avantdiagnostics.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has responsibility for assisting the board of directors in, among other things, effecting board organization, membership and function including identifying qualified board nominees; effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Nominating and Corporate Governance Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by the Board of Directors based on the criteria, skills and qualifications that have been recognized by the Nominating and Corporate GovernanceCommittee. While our nomination and corporate governance policy does not prescribe specific diversity standards, the Nominating and Corporate GovernanceCommittee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, differences in viewpoints and skills, and personal qualities that will result in a well-rounded Board of Directors.

We have not yet appointed a compensation committee, and our Board of Directors currently acts as our Nominating and Corporate Governance Committee. The Company intends to appoint a Nominating and Corporate Governance Committee in foreseeable future. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance and is available on our website at www.avantdiagnostics.com.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the fiscal year ended September 30, 2015 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Joseph Roth	$--	$3,750	$3,750
Randall Letcavage	$--	$3,750	$3,750

(1) On April 22, 2015, we issued each director 50,000 shares of common stock of the Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system that requires that a majority of our board of directors be independent. As of the date of this Annual Report, our board of directors has determined that a majority of the board consists of members who are currently "independent" as that term is defined under current listing standards of NASDAQ.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers, directors, and persons who beneficially own more than 10% of the Company's common stock to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no filings were required, the Company believes that during the fiscal year ended September 30, 2015, all filings required under Section 16(a) have been timely filed, except our executive officers and directors have not filed a Form 3 to date. Our executive officers and directors intend on filing their respective Form 3s in the near future.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the "Named Executive Officers"). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Gregg Linn (1)	2015	$240,000	--	--	$54,000	$294,000
Chief Executive Officer, President and Director	2014	$--	--	--	--	--

________________

(1)

The salary and other compensation has been accrued but has not been paid. As of the date this Annual Report, no salary or other compensation has been paid. In accordance with the terms of his employment agreement, Mr. Linn is entitled to receive a yearly automobile allowance of $18,000 as well as yearly payments for health insurance equal to $36,000. The amounts have been accrued but not paid as of the date of this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of September 30, 2015.

Employment Agreements

On October 1, 2014, we entered into an employment agreement with Gregg Linn, our Chief Executive Officer. The employment agreement provide that Mr. Linn will receive an annual base salary of $240,000 per year. In addition, Mr. Linn is entitled to monthly car allowance of $1,500 and the Company has agreed to pay to Mr. Linn the greater of 100% of all health care premiums of $3,000 per month. Mr. Linn is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company's policies established and in effect from time to time. The employment agreement provides for termination of Mr. Linn's employment without any further obligation on our part upon the death or disability of the executive or for cause. In the event that an executive's employment is terminated for good reason, we are obligated to pay Mr. Linn his base salary for a twelve month period beginning on the date of termination and any pro-rated potion of any bonus payable to Mr. Linn, which shall be assumed to be 30% of his base compensation unless otherwise provided for by the board of directors.

The employment agreements also contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination for cause or without good reason, for a period of eighteen months thereafter, (b) prohibiting the executive from disclosing confidential information regarding us, and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of eighteen months thereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2015 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Gregg Linn	11,841,176	12.34%
Joseph Roth	258,334	.27%
Randall Letcavage	50,000	.05%
All Executive Officers and Directors as a group (3 people)	12,149,510	12.66%

5% Shareholders

Arrayit Corporation (3) 927 Thompson Place Sunnyvale, CA 94085	39,350,000	41.01%

Issuers Capital Advisors LLC (4)	7,000,000	7.30%

Steven Scott 11364 E. Appaloosa Pl. Scottsdale, AZ 85259	11,741,176	12.24%

_________________

(1)	The address of each person is c/o Avant Diagnostics, Inc., 8561 E. Anderson Drive, Ste. 104, Scottsdale, AZ 85255 unless otherwise indicated herein.

(2)

The calculation in this column is based upon 95,944,743 shares of common stock outstanding on September 30, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Mr. Linn has voting and dispositive power over the shares held by Arrayit Corporation.

(4)	Mr. Linn owns 100% membership interest in Issuers Capital Advisors, LLC. Mr. Linn has voting and dispositive power over the shares held by Issuers Capital Advisors, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since September 30, 2014 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 and in which any of the person who serves as our director and executive officer or with any beneficial owners of more than 5% of our common stock, or entities affiliated with them, had or will have a director or indirect material interest.

As of December 31, 2014, the Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity Controlled by the Company's Chief Executive Officer. For the years ended September 30, 2015 and 2014, total rent expense was $2,400 and $1,800, respectively. The Company had accrued expenses due to current and former officers, consisting of mainly salary. For the year ended September 30, 2015 and 2014 accrued expenses due to officers was $456,000 and $52,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended September 30, 2015 and 2014 for professional services rendered by our principal accountants for (1) the audit of its annual financial statements and review of financial statements included in Form 10-Q and Form 10-K ("Audit Fees"), (2) assurance and related services provided that are reasonably related to the audit ("Audit-Related Fees"), (3) tax compliance, advice, and planning ("Tax Fees"), and (iv) other products or services provided ("Other Fees").

	Year Ended September 30, 2015	Year Ended September 30, 2014
Audit fees	$70,000	$14,800

Audit related fees

Tax fees

All other fees

Total	$70,000	$14,800

Audit fees. Audit fees represent fees for professional services performed by our principal accountants for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. Our principal accountants did not perform any tax compliance services.

All other fees. Our principal accountants did not receive any other audit fees for 2015 and 2014.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit
Number	Description of Exhibits

2.1

Agreement and Plan of Reorganization between American Liberty Petroleum Corp, Avant Diagnostics, Inc. and Avant Acquisition Corp, dated December 29, 2014 (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed on December 30, 2014)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 24, 2010)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on February 16, 2010)

4.1	Convertible Promissory Note, dated January 5, 2016 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on January 12, 2016)

10.1

American Liberty Petroleum Corp., 2014 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on December 30, 2014)

10.2	Rhodes Holdings LLC Consulting Agreement with American Liberty Petroleum Corp. (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on December 30, 2014)

10.3	Clear Financial Solutions, Inc. Consulting Agreement with American Liberty Petroleum Corp (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed on December 30, 2014)

10.4	Technology Assignment Agreement, dated July 18, 2009, between Arrayit Diagnostics, Inc. and Arrayit Corporation*

10.5	Employment Agreement, dated October 1, 2014, by and between Arrayit Diagnostics, Inc. and Gregg Linn*

10.6

Securities Purchase Agreement, dated January 5, 2016 by and between Avant Diagnostics, Inc. and St. George Investments LLC (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on January 12, 2016)

16.1	Letter from LBB & Associates Ltd., LLP, dated May 5, 2015 (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed on May 6. 2015)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

_______________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT DIAGNOSTICS, INC.

Date: January 13, 2016	By:	/s/ Gregg Linn
	Name:	Gregg Linn
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregg Linn	Chairman of the Board of Directors, Chief Executive Officer and	January 13, 2016
Gregg Linn	President (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Joseph Roth	Director	January 13, 2016
Joseph Roth

/s/ Randall Letcavage	Director	January 13, 2016
Randall Letcavage

AVANT DIAGNOSTICS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements for Fiscal Years ended September 30, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Avant Diagnostics, Inc.,

Scottsdale, AZ

We have audited the accompanying balance sheet of Avant Diagnostics, Inc. as of September 30, 2014, and the related statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avant Diagnostics, Inc. as of September 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avant Diagnostics, Inc.

We have audited the accompanying consolidated balance sheet of Avant Diagnostics, Inc. (the "Company") as of September 30, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avant Diagnostics, Inc. as of September 30, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has not generated any revenues, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY
January 13, 2016

AVANT DIAGNOSTICS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash	$43,635	$6,000
Prepaid expenses	42	-
Available for sale securities	-	1,600,000
Total current assets	43,677	1,606,000

Other assets:
Intellectual property	1,651,875	1,549,822
Patent costs	143,178	143,178

Total assets	$1,838,730	$3,299,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$159,598	$114,000
Accrued payroll & benefits	320,000	-
Due to related party	141,717	52,000
Total current liabilities	621,315	166,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B preferred stock, $0.001 par value; 3,000 shares authorized, -0- shares issued and outstanding as of September 30, 2015 and 2014	-	-
Common stock, $0.00001 par value; 450,000,000 shares authorized; 95,944,743 and 71,656,000 shares issued and outstanding as of September 30, 2015 and 2014, respectively	959	717
Additional paid in capital	11,030,534	10,003,283
Accumulated other comprehensive loss	-	(400,000)
Accumulated deficit	(9,814,078)	(6,471,000)
Total stockholders' equity	1,217,415	3,133,000

Total liabilities and stockholders' equity	$1,838,730	$3,299,000

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended September 30,
	2015	2014
OPERATING EXPENSES:
General and administrative	$566,416	$452,299
Professional fees	110,536	72,701
Research and development	25,000	-
Merger costs	641,126	-
Loss from operations	1,343,078	525,000

Other expenses:
Impairment of available for sale securities	2,000,000	-

NET LOSS	$(3,343,078)	$(525,000)

Net loss per common share, basic and diluted	$(0.04)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	85,838,985	50,172,000

Comprehensive loss:
Net loss	$(3,343,078)	$(525,000)
Unrealized losses on available for sale securities	-	(400,000)
Adjustment for realized loss on available for sale securities	400,000	-

Comprehensive loss	$(2,943,078)	$(925,000)

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2015

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, September 30, 2013	-	$-	44,806,000	$448	$5,885,552	$-	$(5,946,000)	$(60,000)
Common stock issued for services	-	-	6,050,000	61	301,939	-	-	302,000
Sale of common stock	-	-	800,000	8	89,992	-	-	90,000
Common stock issued to acquire license	-	-	10,000,000	100	1,549,900	-	-	1,550,000
Common stock issued at acquire available for sale securities	-	-	10,000,000	100	1,999,900	-	-	2,000,000
Fair value of warrants issued for services	-	-	-	-	98,000	-	-	98,000
Contributed capital	-	-	-	-	78,000	-	-	78,000
Unrealized loss on change in fair value of available for sale securities	-	-	-	-	-	(400,000)	-	(400,000)
Net loss	-	-	-	-	-	-	(525,000)	(525,000)
Balance, September 30, 2014	-	-	71,656,000	717	10,003,283	(400,000)	(6,471,000)	3,133,000
Effect of reverse merger:
Shares yet to be surrendered in recapitalization			(3,557,777)	(36)	36
Common stock issued in connection with share exchange transaction	-	-	6,467,000	65	(70,068)	-	-	(70,003)
Fair value of warrants in connection with recapitalization	-	-	-	-	641,126	-	-	641,126
Sale of common stock	-	-	2,781,668	28	339,972	-	-	340,000
Common stock issued for services	-	-	1,715,500	16	115,054	-	-	115,070
Common stock issued in exchange with exercise of warrants	-	-	7,000,000	70	630	-	-	700
Common stock issued in exchange with exercise of options	-	-	6,000,000	60	540	-	-	600
Common stock issued in exchange with exercise of options on a cashless basis	-	-	3,882,352	39	(39)	-	-	-
Reclassification of unrealized loss upon impairment of available for sale security	-	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	-	(3,343,078)	(3,343,078)
Balance, September 30, 2015	-	$-	95,944,743	959	$11,030,534	$-	$(9,814,078)	$1,217,415

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,343,078)	$(525,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Merger costs	641,126	-
Stock based compensation	115,068	302,000
Warrant Expense	-	98,000
Impairment on available for sale securities	2,000,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(42)	-
Accounts payable	(24,403)	(2,000)
Accrued payroll and benefits	320,000	-
Due to related party	89,717	-
Net cash used in operating activities	(201,612)	(127,000)

CASH USED IN INVESTING ACTIVITIES:
License costs	(102,053)	-
Net cash used in investing activities	(102,053)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common shares, net	340,000	90,000
Proceeds from warrant and option exercises	1,300	-
Net cash provided by financing activities	341,300	90,000

NET CHANGE IN CASH	37,635	(37,000)
CASH AT BEGINNING OF PERIOD	6,000	43,000
CASH AT END OF PERIOD	$43,635	$6,000

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$70,003	$-
Effect of recapitalization	$71,384	$-
Capital Contributed by Arrayit Corporation	$-	$78,000
Common stock for available-for-sale securities	$-	$2,000,000
Common stock for license	$-	$1,550,000
Unrealized loss on available-for-sale securities	$-	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The Company's premier product is OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. The Company believes this test will be approved by the U.S. Food and Drug Administration ("FDA") as the first pre-symptomatic screening test for ovarian cancer in the United States, detecting all types and all stages of ovarian cancer with high sensitivity and specificity. The Company's primary activities since inception has been focused preparing sample specimens in order for OvaDx to obtain FDA approval. The Company has not generated revenues since inception.

Basis of Presentation

Effective December 29, 2014, we completed a reverse recapitalization, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. ("ALP"). Avant shareholders received approximately 74,500,000 hares of common stock for a 93% equity interest in ALP. Such share exchange was calculated based on a one-for-one conversion ratio after a 1 for 17 reverse stock split of ALP which was subsequently effected in March 2015. The split affected the ALP common stock and not the Avant common stock. All references in these consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the stock split. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse merger, we changed the name of ALP to "Avant Diagnostics, Inc." The transaction was regarded as a reverse recapitalization whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. Accordingly, the assets and liabilities and the historical operations reflected in the financial statements are those of Avant for all periods presented.

In conjunction with the reverse recapitalization, Issuers Capital Advisors, LLC, an entity controlled by the Company's President and CEO, was granted 5,000,000 warrants with a fair value of $641,126. The cost of the warrants are recognized on the Consolidated Statement of Operations as Merger costs. (See Note 7)

As of September 30, 2015, there remained a total 3,557,777 shares of common stock that still had not been converted by Avant shareholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the shareholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the shareholders must convert their shares and, as of the date of this report, the shares have not been issued.

On January 27, 2015, the Company effected a change in the par value of its common stock to $0.00001 per share. Accordingly, the Company has recorded a retroactive reclassification to reflect the change in par value on its consolidated balance sheets for all periods presented.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity financings and advances from related parties. As of September 30, 2015, the Company had an accumulated deficit of $9,814,078. During years ended September 30, 2015 and 2014, the Company incurred net losses of $3,343,078 and $525,000, respectively, and used cash in operating activities of $201,612 and $127,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to September 30, 2015, the Company continues to incur net losses from operating activities. Currently, the Company raised $225,000 from private placement offerings during December 2015 and January 2016. See Note 11.

The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology, and its intellectual property could be impaired.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ALP. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates include useful lives of long-lived assets, the valuation of equity instruments and the valuation allowance relating to the Company's deferred tax assets, Actual results could differ from those estimates.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

Reclassifications

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements. These reclassifications had no effect on the previously reported net loss. Specifically, the September 30, 2014 stockholders' equity has been adjusted for the effects of the recapitalization. See Note 1.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2015, the Company does not have any cash equivalents.

Marketable securities

The Company's investments consist of available for sale securities. The Company's investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. The fair values of securities were based on quoted market prices.

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015 (see Note 1), and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic and diluted loss per share for the year ended September 30, 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. As of September 30, 2015, the Company had no options, warrants, preferred stock or other potentially dilutive securities outstanding.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2015	September 30, 2014
Options to purchase common stock	-	10,000,000
Warrants to purchase common stock	-	2,000,000
Total	-	12,000,000

Intangible Assets

The Company's intangible assets consist of intellectual property for the technology transfer agreement and licensing payments for use of various patent for its worldwide exclusive licensed rights to OvaDx.

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company's intangible asset with a finite life is the patent cost, which are to be amortized over their economic or legal life, whichever is shorter. To date, these patent costs are due to legal, filing issuance and maintenance fees associated with the patents and amortization has been de minimus.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. During the year ended September 30, 2015 and 2014, the Company management performed an evaluation of its acquired intangible assets as of September 30, 2015 and 2014 and no impairment was deemed to exist as of September 30, 2015 and 2014. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC"). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic ("ASC") 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended September 30, 2015 and 2014, the Company's expenditures on research and product development were $25,000 and $0 respectively.

Website Development Costs

The Company recognizes website development costs in accordance with ASC subtopic 350-50, Website Development Costs ("ASC 350-50"). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website were expensed in the period incurred. During the years ended September 30, 2015 and 2014, the Company did not capitalize any costs associated with the website development.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

Comprehensive Income (Loss)

The Company adopted ASC subtopic 220-10, Comprehensive Income ("ASC 220-10") which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include unrealized gains and losses on available for sale securities adjustments.

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

The Company adopted the provisions of ASC Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's consolidated financial statements as of September 30, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of September 30, 2015 and 2014.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

Advertising

The Company's advertising costs are expensed as incurred. Advertising expense was $600 and $0 for the years endedSeptember 30, 2015 and 2014.

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

The Company has chosen to adopt the provisions of the ASU, hence all of the past development stage disclosures and presentations have been eliminated.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard on the Company's consolidated financial statements.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. The standard is intended to define management's responsibility to decide whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements. Management's evaluations regarding the events and conditions that raise substantial doubt regarding the Company's ability to continue as a going concern have been disclosed in Note 2.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 "Fair Value Measurements and Disclosures" which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable based on an entity's own assumptions, as there is little, if any, related market activity. (For example, cash flow modeling inputs based on assumptions)

The Company did not have any financial assets or liabilities which were required to be measured at fair value on a recurring basis as of September 30, 2015 and 2014.

NOTE 5 - INVESTMENT IN EQUITY SECURITIES

The fair values of the Company's marketable securities are based on quoted market prices and are included in the accompanying consolidated balance sheet under total current assets as available-for sale securities. The Company relied on guidance by the FASB ASC 320-10-25-1 regarding a classification of securities.

As of September 30, 2015, the Company's available-for-sale securities consisted of 10,000,000 shares of Arrayit.

(OTCB: ARYC) acquired in August 2014 in exchange for the issuance of 10,000,000 common shares of the Company. These shares were exchanged pursuant to a share exchange agreement with Arrayit in August 2014. The Company had previously determined that its investment was not classified as either trading securities or held to maturity. Furthermore, due to the liquidity profile of Arrayit shares as traded on the OTC Markets, the Company believed that it could liquidate such securities at any time; therefore these securities were classified as available-for-sale securities. These securities were recorded at fair market value with changes in value classified in the financial statements as unrealized gain/loss in other comprehensive income.

Other than Temporary Decline in Available-for-Sale Securities

In August 2015, new information came to the attention of Company management regarding its investment in Arrayit. The Arrayit shares went into a precipitous decline and had a de minims market value. Management of the Company believes that such decline was not due to an underlying condition of the Arrayit operations or business strategy and determined that such decline was probably not temporary due to the uncertainty of recovery of Arrayit's share price in the short and long term. In reaching our conclusion, we relied on accounting guidance presented in ASC 320-10-35 regarding a subsequent measurement of available for sale securities and impairment and the temporary factors related thereto. Specifically, while the guidance could point to a decline that was temporary, management determined that the impact to the Arrayit shares had a minimal chance of recovery.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

The Company determined that its investment in available-for-sale securities had an other than temporary decline in value and chose to fully impair the value in our consolidated balance sheet as of September 30, 2015. The Company recorded a realized loss in the amount of $2,000,000 for the year ended September 30, 2015.

Total loss from other-than-temporary impairment	$2,000,000
Portion of loss previously recognized in other comprehensive income	(400,000)
Net impairment losses in the year ended September 30, 2015	$1,600,000

As of September 30, 2015, Arrayit is a significant stockholder of the Company. See Note 6.

NOTE 6 – LICENSE AND TECHNOLOGY AGREEMENTS

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

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

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

As of September 30, 2015, the carrying value of the rights to OvaDx® and payments to WSU under the License Agreement was $1,651,875, consisting of enhancements to the original initial rights licensed assigned to the Company resulting from the Tech Transfer Agreement with Arrayit as well as licensing payments made to WSU. The Company paid for these enhancements by the issuance of 10,000,000 common shares to Arrayit in August 2014, as well as cash payments to WSU. In 2015, the Company paid its clinical research organization $102,000 in conjunction with the commencement of the OvaDx to FDA trials. The Company will periodically assess the intellectual property status for changes in the valuation. The Company is not amortizing the value of the license. Upon FDA approval, the Company will be amortizing the license over the remaining term of the patent. As of September 30, 2015, the Company has commenced FDA approval process. As of September 30, 2015, the Company has not obtained final FDA approval and the asset has not been placed in service.

Exclusive Services Agreement between Arrayit Corporation and the Company

On September 10, 2009, the Company entered into an Exclusive Services Agreement with Arrayit (the "Services Agreement"), whereby the Company will utilize the services of Arrayit to manufacture and provide the Company with a commercial supply of a microarray-based test for the detection and monitoring of ovarian cancer. The term of the Services Agreement was for five (5) years, with election to extend by the Company for an additional five (5) year period. Thereafter, the Services Agreement shall renew automatically for successive two-year periods, unless either Arrayit or the Company notifies the other of its election not to renew at least twelve (12) months prior to the expiration of the term. The term has been extended through September 2019. On August 6, 2014, the Company and Arrayit agreed that, upon any sales of OvaDx® and if desired by the purchaser, that Arrayit would agree to include the manufacturing rights in the sale for no additional consideration.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

Effective January 27, 2015, the Company adopted an amendment to the articles of incorporation to authorize the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors (the "Preferred Shares"). The amendment to our articles of incorporation will authorize the issuance of up to 50 million Preferred Shares, with different series under the discretion of our board of directors, without any action on the part of the stockholders. As of September 30, 2015 and 2014, no Preferred Shares are issued or outstanding.

As discussed in Note 1, on December 29, 2014, the Company completed a merger with ALP. Upon consummation of the merger, the Series B Preferred Stock outstanding was retired whereby Arrayit became the majority shareholder. In connection with the merger, the Company's Chief Executive Officer entered into a voting agreement with Arrayit which granted the Company's Chief Executive Officer unilateral voting authority over Arrayit's shares through December 2015. The Company's Chief Executive Officer is currently in the process of negotiating a renewal with Arrayit.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

Common Stock

On January 27, 2015, the Company filed an amendment to its Articles of Incorporation and effected a 17-for-1 reverse stock split of its issued and outstanding shares of common stock, whereby 109,939,000 outstanding shares of the Company's common stock were converted into 6,467,000 shares of the Company's common stock. The reverse stock split was effective in the market commencing on January 27, 2015. All per share amounts and number of shares in the consolidated financial statements, related notes and other items throughout have been retroactively restated to reflect the reverse stock split.

During the year ended September 30, 2014, the Company issued an aggregate of 6,050,000 shares of our common stock for consulting services valued at $302,000.

During the year ended September 30, 2014, the Company sold 800,000 shares of our common stock to certain investors for a total of $90,000.

During the year ended September 30, 2014, the Company issued 10,000,000 shares of our common stock for intellectual property valued at $1,550,000.

During the year ended September 30, 2014, the Company issued 10,000,000 shares of our common in exchange for 10,000,000 shares of Arrayit Corporation common stock valued at $2,000,000.

The board of directors authorized the following issuances of stock for services. The Company evaluated in accordance with ASC 505-50 "Equity-Based Payments to Non-Employees":

During the three months ended December 31, 2014 the Company sold 2,781,666 shares of our common stock to certain investors for net proceeds of $340,000 inclusive of an aggregate of 15,000 shares of our common stock as a finder's fee.

On April 22, 2015, the Company issued an aggregate of 87,500 restricted shares of our common stock for as consideration for consulting services. During the year ended September 30, 2015, the Company expensed $7,125 relating to these services.

On April 22, 2015, the Company issued an aggregate of 18,000 restricted shares of our common stock for as consideration for legal services. During the year ended September 30, 2015, the Company expensed $2,700 relating to these services.

On April 22, 2015, the Company issued an aggregate of 100,000 restricted shares of our common stock to the two independent directors of the Company for their Board of Directors services. During the year ended September 30, 2015, the Company expensed $7,500 relating to these services.

On September 15, 2015, the Company issued an aggregate of 1,200,000 restricted shares of our common stock for investor relations services valued at $180,000. These shares vest over a one-year service period. During the year ended September 30, 2015, the Company expensed $90,000 relating to these services.

On September 15, 2015, the Company issued an aggregate of 250,000 restricted shares of our common stock for 6 months of social media and investor relations services valued at $37,500. These shares vest over a 6 month period. The services start in October 2015, accordingly during the year ended September 30, 2015, the Company did not record an expense.

On September 15, 2015, the Company issued an aggregate of 60,000 restricted shares of our common stock for legal services valued at $9,000. These shares vest over a six month service period. During the year ended September 30, 2015, the Company expensed $4,500 relating to these services.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

Stock Options and Warrants

Warrants

On March 10, 2015, in conjunction with the reverse recapitalization discussed in Note 1, Issuers Capital Advisors, LLC, an entity controlled by the Company's President and CEO, was granted 5,000,000 warrants with immediate vesting, a term of 5 years and an exercise price of $0.0001. These warrants were evaluated in accordance with ASC 718-20 "Stock compensation-award" since an officer and director controls the entity and were classified as equity. In March 2015, these warrants were exercised for cash proceeds of $500. The Company recorded the $641,126 fair value of these warrants as a cost of the merger. The fair value of the warrants on the issuance date was $0.128 per share, using recent sales to unaffiliated investors. The Company evaluated its past trading history and concluded that it is a thinly traded stock and that past cash sales to unaffiliated investors was the best measure of fair value. The Company determined the fair value of these warrants using the following (level 3 inputs):

Stock price	$0.128
Term (years)	2.5
Volatility	145%
Risk-free interest rate	1.62%
Exercise price	$0.0001
Dividend yield	0.00%

On March 31, 2015, Issuer Capital Advisors, LLC, exercised 2,000,000 warrants with an exercise price of $0.0001 for cash proceeds of $200.

The following table reflects a summary of common stock warrants outstanding and warrant activity during the periods:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2013	-	-	-	-
Granted	2,000,000	0.0001	5	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Warrants outstanding at September 30, 2014	2,000,000	$0.0001	4.9	$-
Granted	5,000,000	0.0001	5.0	-
Exercised	(7,000,000)	0.0001	4.9	-
Forfeited	-	-	-	-
Warrants outstanding and exercisable at September 30, 2015	-	$-	-	$-

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Stock Options

On March 31, 2015, options for a total 4,000,000 were exercised at $0.0001 per a cashless exercise into 3,882,352 shares of our common stock. On March 31, 2015, 6,000,000 options of our common stock were exercised for total proceeds of $600. Both of these options were exercised by Gregg Linn, the Company's Chief Executive Officer and President and Steven Scott, a former officer of the Company.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company's own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the "simplified" method, which is used for "plain-vanilla" options, as defined in the ASC.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of stock-based payment awards during the years ended September 30, 2015 and 2014 was estimated using the Black-Scholes pricing model. The dividend rate is zero because the Company does not anticipate issuing dividends.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year, as the Company does not yet have adequate historical data, for options granted during the years September 30, 2015 and 2014.

Stock option activity summary covering options is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2013	10,000,000	$0.02	7.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding at September 30, 2014	10,000,000	0.02	6.2	-
Granted	-	-	-	-
Exercised	(9,882,352)	(0.02)	5.8	-
Forfeited	(117,648)	(0.05)	2.7	-
Options outstanding and exercisable at September 30, 2015	-	$-	-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated nancial statements as of September 30, 2015, except as discussed below.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 ("CEPA"), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014, the District Court dismissed Plaintiff's complaint against Arrayit for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a vigorous defense against these claims and believe they are without legal merit.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

Employment Agreements

On October 1, 2014, we entered into an employment agreement with Gregg Linn, our Chief Executive Officer. The employment agreement provide that Mr. Linn will receive an annual base salary of $240,000 per year. In addition, Mr. Linn is entitled to monthly car allowance of $1,500 and the Company has agreed to pay to Mr. Linn the greater of 100% of all health care premiums of $3,000 per month.

Mr. Linn is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company's policies established and in effect from time to time. The employment agreement provides for termination of Mr. Linn's employment without any further obligation on our part upon the death or disability of the executive or for cause. In the event that an executive's employment is terminated for good reason, we are obligated to pay Mr. Linn his base salary for a twelve month period beginning on the date of termination and any pro-rated potion of any bonus payable to Mr. Linn, which shall be assumed to be 30% of his base compensation unless otherwise provided for by the board of directors.

The employment agreements also contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination for cause or without good reason, for a period of eighteen months thereafter, (b) prohibiting the executive from disclosing confidential information regarding us, and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of eighteen months thereafter.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, the Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity Controlled by the Company's Chief Executive Officer. For the years ended September 30, 2015 and 2014, total rent expense was $2,400 and $1,800, respectively.

The Company had accrued expenses due to current and former officers, consisting mainly of salary. For the year ended September 30, 2015 and 2014, accrued expenses due to officers was $141,717 and $52,000.

NOTE 10 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended September 30,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforward	$799,560	$234,000
Stock-based compensation	-	1,371,000
Marketable Securities	788,000	-
Total deferred tax assets	1,587,560	1,605,000

Valuation allowance	(1,587,560)	(1,605,000)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$(17,440)	$150,000

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

The income tax provision (benefit) consists of the following:

	For The Years Ended September 30,
	2015	2014
Federal:
Current	$-	$-
Deferred	15,049	(150,000)

State and local:
Current	-	-
Deferred	2,391	-
	17,440	(150,000)
Change in valuation allowance	(17,440)	150,000
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	For The Years Ended September 30,
	2015	2014

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(1.04)%	-%
Permanent differences	0.02%	-%
True up of deferred tax asset	34.49%	-%
Change in valuation allowance	0.53%	34.0%
Effective income tax rate	0%	0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company's history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At September 30, 2015 and 2014, the Company had $2,029,517 and $688,000, respectively, of both federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire 20 years from the filing of the Company's federal returns. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company's net operating loss carry forwards are subject to annual limitations in the event of a greater than 50% ownership change.

The Company anticipates filing income tax returns in the U.S. federal and Arizona jurisdictions and such returns will be subject to examination by taxing authorities, when filed.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date on which the nancial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated nancial statements, except as disclosed.

Subsequent to September 30, 2015, the Company issued 125,000 shares of common stock to a consulting firm for the company website enhancements.

During December 2015, the Company sold 2,240,000 shares of common stock for $112,000.

On January 5, 2016, the Company issued a convertible note for $112,500 in exchange for an aggregate net cash proceeds of $100,000, net of financing costs. The Convertible Note has a stated interest rate of 10% per annum until paid in full and are convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.35 per share with certain anti-dilutive provisions. As of the filing date, the convertible note has not been funded.

