Form 10-Q
period 2015-12-31
Avant Diagnostics, Inc
filed 2016-02-16
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2015

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

As of February 16, 2016, there were 97,527,243 shares of registrant's common stock outstanding.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash	$112,767	$43,635
Prepaid expenses	42	42
Total current assets	112,809	43,677

Other assets:
Intellectual property	1,655,305	1,651,875
Website development cost	21,250	-
Patent costs, net	133,178	143,178
Total assets	$1,922,542	$1,838,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$200,200	$159,598
Accrued payroll & benefits	380,000	320,000
Due to related party	163,586	141,717
Total current liabilities	743,786	621,315

Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B preferred stock, $0.001 par value; 3,000 shares authorized, -0- shares issued and outstanding as of December 31, 2015 and September 30, 2015	-	-
Common stock, $0.00001 par value; 450,000,000 shares authorized; 98,309,743 and 95,944,743 shares issued and 97,527,243 and 95,162,243 outstanding as of December 31, 2015 and September 30, 2015, respectively	983	959
Additional paid in capital	11,189,386	11,030,534
Accumulated deficit	(10,011,613)	(9,814,078)
Total stockholders' equity	1,178,756	1,217,415

Total liabilities and stockholders' equity	$1,922,542	$1,838,730

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,
	2015	2014
OPERATING EXPENSES:
Selling, general and administrative	$120,385	$166,000
Amortization expense	10,000	-
Professional fees	67,150	-
Loss from operations	197,535	166,000

NET LOSS	$(197,535)	$(166,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	96,319,248	73,414,238

Comprehensive loss:
Net loss	$(197,535)	$(166,000)
Unrealized losses on available for sale securities	-	(600,000)

Comprehensive loss:	$(197,535)	$(766,000)

 See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC,
CONDENSED CONSOLIDATED STATEMENT OF CHANGES STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015
(Unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2015	-	$-	95,944,743	$959	$11,030,534	$(9,814,078)	$1,217,415
Sale of common stock	-	-	2,240,000	23	111,977	-	112,000
Common stock issued for services	-	-	125,000	1	18,749	-	18,750
Stock based compensation	-	-	-	-	28,126	-	28,126
Net loss	-	-	-	-	-	(197,535)	(197,535)
Balance, December 31, 2015	-	$-	98,309,743	$983	$11,189,386	$(10,011,613)	$1,178,756

 See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(197,535)	$(166,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	10,000	-
Stock based compensation	46,876	2,000
Changes in operating assets and liabilities:
Accounts payable	40,602	88,000
Accrued payroll and benefits	60,000	-
Due to related party	21,869	-
Net cash used in operating activities	(18,188)	(76,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
License costs	(24,680)	-
Net cash used in investing activities	(24,680)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	112,000	340,000
Net cash provided by financing activities	112,000	340,000

Net increase in cash	69,132	264,000

Cash, beginning of period	43,635	6,000
Cash, end of period	$112,767	$270,000

Non-cash investing and financing activities:
Settlement agreement with Arrayit	$-	$78,000
Common stock for available-for-sale securities	$-	$2,000,000
Common stock for license	$-	$1,550,000
Unrealized loss on available-for-sale-securities	$-	$600,000
Net liabilities assumed in connection with recapitalization	$-	$70,000

 See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

(UNAUDITED)

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

The Company's premier product is OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. The Company believes this test will be approved by the U.S. Food and Drug Administration ("FDA") as the first pre-symptomatic screening test for ovarian cancer in the United States (although there can be no assurance that approval will be obtained), detecting all types and all stages of ovarian cancer with high sensitivity and specificity. The Company's primary activities since inception has been focused on preparing sample specimens in order for OvaDx to obtain FDA approval. The Company has not generated revenues since inception.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of December 31, 2015 and the condensed consolidated results of its operations and cash flows for the three months ended December 31, 2015. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the operating results for the full year ending September 30, 2016, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of September 30, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission ("SEC") on Form 10-K on January 13, 2016.

NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity financings and advances from related parties. As of December 31, 2015, the Company had an accumulated deficit of $10,011,613. During three months ended December 31, 2015, the Company incurred net losses of $197,535 and used cash in operating activities of $18,188. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to December 31, 2015, the Company continues to incur net losses from operating activities. During January 2016, the Company raised $112,500 from private placement offerings. See Note 8.

In January 2016, the Company signed a non-binding letter of intent to acquire the diagnostic business division of Amarantus Bioscience Holdings, Inc. The transaction is expected to be finalized in the second quarter of 2016 and is contingent on the completion of due diligence and other conditions. The acquisition will bring three new proprietary diagnostic and monitoring tools for oncologists and neurologists to the Company. These products are not in the market and have not been approved by the FDA, and there is no assurance the transaction will be completed.

AVANT DIAGNOSTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

(UNAUDITED)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates include useful lives of long-lived assets, the valuation of equity instruments and the valuation allowance relating to stock based compensation and the Company's deferred tax assets. Actual results could differ from those estimates.

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic and diluted loss per share for the three months ended December 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. As of December 31, 2015, the Company had no options, warrants, preferred stock or other potentially dilutive securities outstanding.

Intangible Assets

The Company's intangible assets consist of intellectual property for the technology transfer agreement and licensing payments for use of various patent for its worldwide exclusive licensed rights to OvaDx, a diagnostic screening test for the early detection of ovarian cancer. As of December 31, 2015, the Company has not yet received FDA approval with respect to the clinical use of these intangible assets.

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company's intangible asset with a finite life is the patent cost, which are to be amortized over their economic or legal life, whichever is shorter. The estimated life is 15 years, amortized ratably. To date, these patent costs are due to legal, filing issuance and maintenance fees associated with the patents. The amortization expense is $10,000 for the three months ended December 31, 2015.

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value. Management performed an evaluation of its intangible assets as of December 31, 2015 and no impairment was deemed to exist. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the condensed consolidated statements of operations and comprehensive loss, as if such amounts were paid in cash.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company did not have any financial assets or liabilities which were required to be measured at fair value on a recurring basis as of December 31, 2015 and 2014.

NOTE 5 – STOCKHOLDERS' EQUITY

Common Stock

During the three months ended December 31, 2015, the Company sold 2,240,000 shares of our common stock to certain investors for net proceeds of $112,000.

During the three months ended December 31, 2015, the Company issued an aggregate of 125,000 restricted shares of common stock valued at $18,750 to a consulting firm to enhance the Company's website.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of December 31, 2015, except as discussed below.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity Controlled by the Company's Chief Executive Officer. For the three months ended December 31, 2015 and 2014, total rent expense was $600 and $600, respectively.

The Company had accrued expenses due to current and former officers, consisting mainly of salary. As of December 31, 2015 and September 30, 2015, accrued expenses due to officers were $163,587 and $141,717, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

On January 5, 2016, the Company issued a convertible note for $112,500 in exchange for an aggregate net cash proceeds of $100,000, net of financing costs. The Convertible Note has a stated interest rate of 10% per annum until paid in full and is convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.35 per share with certain anti-dilutive provisions.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

•	other factors discussed under the section entitled "Risk Factors" set forth in our Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission.

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

Overview

Since the end of the fiscal year ended September 30, 2015 and through the date of this report, we experienced the following corporate developments:

On January 5, 2016, Company entered into a securities purchase agreement with an investor pursuant to which the investor purchased a note with aggregate principal amount of $112,500 for an aggregate purchase price of $100,000. The Note bears interest at 10% per annum and matures ten (10) months from the date of issuance. The Note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.35, subject to adjustment. In the event the Market Capitalization (as definted in the note) falls below $10,000,000 at any time, then in such event (a) the Initial Conversion Price (as defined in the note) for all conversions occurringafter the first date of such occurrence shall equal the lower of the Initial Conversion Price and the Market Price (as defined in the note) as of any applicable date of conversion, and (b) the true-up provisions shall apply to all conversions.

In January 2016, the Company signed a non-binding letter of intent to acquire the diagnostic business division of Amarantus Bioscience Holdings, Inc. The transaction is expected to be finalized in the second quarter of 2016 and is contingent on due diligence and other like items. The acquisition will bring three new proprietary diagnostic and monitoring tools for oncologists and neurologists to the Company. These products are not in the market and have not been approved by the FDA, and there is no assurance the transaction will be completed.

Results of Operations

Comparison of the Three Months Ended December 31, 2015 to the Three Months Ended December 31, 2014

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

General and administrative expenses decreased by $24,365 from $166,000 to $141,635 for the three months ending December 31, 2015, as compared to the same period in 2014. The overall decrease is primarily the result of a reduction in accrued salary due to a former officer who retired effective January 31, 2015. Professional fee expenses increased by $67,150 from $0 to $67,150 for the same period, respectively which was primarily due to an increase in the utilization of outside consultants for accounting and legal services.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of:

	December 31,	September 30,
	2015	2015
Current assets	$112,809	$43,677
Current liabilities	743,786	621,315
Working capital	$(630,977)	$(577,638)

Current assets increased by $69,132 from $43,677 to $112,809 for the three months ending December 31, 2015, as compared to the same period in 2014. The overall increase is primarily due to the issuance of common stock for cash during the month of December 31, 2015 for net proceeds of $112,000.

The decrease in working capital is due to an increase in accounts payable, accrued payroll & benefits which was primarily due to an increase in the utilization of outside consultants for accounting and legal services.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Net cash used in operating activities	$(18,188)	$(76,000)
Net cash used in investing activities	(24,680)	-
Net cash provided by financing activities	112,000	340,000
Change in cash	$69,132	$264,000

The decrease in cash used in operating activities was due to the higher net loss, which was offset by an increase in accrued expenses and accrued liabilities of $34,472 and non-cash expense for stock based compensation of $46,875for the three months ended December 31, 2015, as compared to the same period during the previous year. The decrease in net cash provided by financing activities for the three months ended December 31, 2015 is due to the net cash proceeds from the issuance of common stock of 112,000 at December 31, 2015 compared to $340,000 at December 31, 2014.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through December 31, 2015 of $10,011,613. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company's ability to continueas a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

The Company raised $112,500 from the sale of a convertible note on January 5, 2016.

In January 2016 the Company signed a non-binding letter of intent to acquire the diagnostic business division of Amarantus Bioscience Holdings, Inc. The transaction is expected to be finalized in the second quarter of 2016 and is contingent on due diligence and other like items. The merger will bring three new proprietary diagnostic and monitoring tools for oncologists and neurologists to the Company. These products are not in the market and have not been approved by the FDA, and there is no assurance the transaction will be completed.

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

Cash Requirements

Our plan of operation over the next 12 months is to:

•	Finalize the acquisition of the diagnostic business division of Amarantus Bioscience Holdings, Inc.;
•	Locate for acquisition or initiate the development of a Clinical Laboratory Improvement Amendments (CLIA) compliant laboratories which are qualified to perform high complexity testing;
•	Initiate regulatory activities in Europe and the United States;
•	Locate a suitable facility in the U.S. for tech transfer and manufacturing scale-up;
•	Seek to acquire oncological or neurological diagnostic assets;
•	Hire key personnel including, but not limited to, a Chief Medical Officer, Chief Science Officer and Chief Operating Officer;
•	Collaborate with clinical centers and regulations to carry out clinical studies and clinical safety testing; and
•	Initialize efforts to validate the manufacturing process (in certified labs).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2015, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended December 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2015, a consultant was retained to assist with the financial reporting and accounting for complex transactions. Other than as set forth in the preceding sentence, there have been no changes to our internal controls over financial reporting for the three months ended December 31, 2015.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2015, the Company sold 2,240,000 shares of our common stock to certain investors for net proceeds of $112,000.

During the three months ended December 31, 2015, the Company issued 125,000 restricted shares of common stock to a consulting firm to enhance the Company's website.

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

AVANT DIAGNOSTICS, INC.

Date: February 16, 2016	By:	/s/ Gregg Linn
Gregg Linn
President, Chief Executive Officer & Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

