Form 10-Q
period 2016-03-31
Avant Diagnostics, Inc
filed 2016-05-23
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission file number: 000-54329

AVANT DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1062556
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8561 East Anderson Drive, Suite 104 Scottsdale, AZ	85225
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 23, 2016, there were 215,354,543 shares of registrant's common stock outstanding.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$215,158	$43,635
Prepaid expenses	-	42
Total current assets	215,158	43,677

Other assets:
Deposit on asset acquisition	40,000	-
Intellectual property	1,664,799	1,651,875
Website development costs, net	20,188	-
Patent costs, net	128,862	143,178

Total assets	$2,069,007	$1,838,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$186,362	$159,598
Accrued payroll and benefits	80,000	320,000
Accrued interest	3,407	-
Due to related party	90,217	141,717
Convertible Notes Payable, net of unamortized discount of $59,010 and $0 at March 31, 2016 and September 30, 2015, respectively.	153,490	-
Derivative liabilities	51,828	-
Total current liabilities	565,304	621,315

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B preferred stock, $0.001 par value; 3,000 shares authorized, none issued or outstanding as of March 31, 2016 and September 30, 2015	-	-
Common stock, $0.00001 par value, 450,000,000 shares authorized; 110,204,543 and 95,944,743 shares issued; 108,654,543 and 95,162,243 outstanding as of March 31, 2016 and September 30, 2015, respectively	1,102	959
Additional paid in capital	11,748,967	11,030,534
Accumulated deficit	(10,246,366)	(9,814,078)
Total stockholders' equity	1,503,703	1,217,415

Total liabilities and stockholders' equity	$2,069,007	$1,838,730

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
OPERATING EXPENSES:
Selling, general and administrative	$174,928	$118,334	$305,313	$279,302
Professional fees	51,100	60,758	118,250	60,758
Merger costs	-	641,126	-	641,126
Total operating expenses	226,028	820,218	423,563	981,186

Loss from operations	(226,028)	(820,218)	(423,563)	(981,186)

Other income (expense):
Interest expense	(13,846)	-	(13,846)	-
Gain on change in fair value of derivative liabilities	5,121	-	5,121	-

NET LOSS	$(234,753)	$(820,218)	$(432,288)	$(981,186)

Net loss, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares, basic and diluted	100,123,242	77,974,136	97,071,245	77,048,737

Comprehensive loss:
Net loss	$(234,753)	$(820,218)	$(432,288)	$(981,186)
Unrealized loss on available for sale securities	-	(100,000)	-	(700,000)

Comprehensive loss	$(234,753)	$(920,218)	$(432,288)	$(1,681,186)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2016
(unaudited)

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2015	95,944,743	$959	$11,030,534	$(9,814,078)	$1,217,415
Sale of common stock	4,700,000	48	234,952	-	235,000
Stock based compensation	990,000	10	54,991	-	55,001
Conversion of accrued officer salary to common stock	8,569,800	85	428,490	-	428,575
Net loss	-	-	-	(432,288)	(432,288)
Balance, March 31, 2016	110,204,543	$1,102	$11,748,967	$(10,246,366)	$1,503,703

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(432,288)	$(981,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent and web design costs	15,379	-
Amortization of debt discounts	10,439	-
Merger costs	-	641,126
Stock based compensation	55,001	3,579
Gain on change in fair value of derivative liabilities	(5,121)	-
Changes in operating assets and liabilities:
Prepaid expenses	127	(30)
Accounts payable	26,765	(40,376)
Accrued expenses-related party	36,990	244,980
Accrued liabilities	103,407	12,575
Net cash used in operating activities	(189,301)	(119,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Licensing costs	(12,924)	(59,378)
Website development	(21,252)	-
Deposit on acquisition	(40,000)	-
Net Cash used in investing activities	(74,176)	(59,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	235,000	340,000
Proceeds from warrant and option exercises	-	1,300
Proceeds from convertible notes payable	200,000	-
Net cash provided by financing activities	435,000	341,300

Net increase in cash	171,523	162,590
Cash, beginning of period	43,635	6,000
Cash, end of period	$215,158	$168,590

SUPPLEMENTAL INFORMATION:
Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$-	$70,000
Effect of recapitalization	$-	$71,384
Shares issued in settlement of related party accrued salary and other current liabilities	$428,575	$-
Initial fair value of derivative liabilities	$56,949	$-

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The Company's premier product is OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. The Company believes this test will be approved by the U.S. Food and Drug Administration ("FDA") as the first pre-symptomatic screening test for ovarian cancer in the United States, (although there can be no assurance that approval will be obtained), detecting all types and all stages of ovarian cancer with high sensitivity and specificity. The Company's primary activities since inception has been focused preparing sample specimens in order for OvaDx to obtain FDA approval. The Company has not generated revenues since inception.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2016 and the condensed consolidated results of its operations and cash flows for the for the three and six months ended March 31, 2016. The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the operating results for the full year ending September 30, 2016, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of September 30, 2015 and for the year then ended, which was filed with the Securities and Exchange Commission on Form 10-K on January 13, 2016.

 NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of March 31, 2016, the Company had an accumulated deficit of $10,246,366. During the six months ended March 31, 2016 and 2015, the Company incurred net losses of $432,288 and $981,186, respectively, and used cash in operating activities of $189,301 and $119,332, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

See note #9- Subsequent Events for detail on acquisitions of Amarantus Diagnostics Inc. and Theranostics Health, Inc.

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

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ALP. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates include the valuation of derivative liabilities, useful lives of long-lived assets, the valuation of debt and equity instruments and the valuation allowance relating to stock based compensation and the Company's deferred tax assets. Actual results could differ from those estimates.

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic and diluted loss per share for the six months ended March 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31, 2016	March 31, 2015

Shares issued upon conversion of convertible notes	3,125,000	-

Intangible Assets

The Company's intangible assets consist of intellectual property for the technology transfer agreement and licensing payments for use of various patent for its worldwide exclusive licensed rights to OvaDx, a diagnostic screening test for the early detection of ovarian cancer. As of March 31, 2016 the Company has not yet received FDA approval with respect to the clinical use of these intangible assets.

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company's intangible asset with a finite life is the patent costs, which are being amortized over their economic or legal life, whichever is shorter.

The estimated life is 15 years, amortized ratably. To date, these patent costs are due to legal, filing issuance and maintenance fees associated with the patents. The amortization expense was $5,379 and $15,379 for the three and six months ended March 31, 2016, respectively.

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value. Management performed an evaluation of its intangible assets as of March 31, 2016 and no impairment was deemed to exist. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

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

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable ASC 480-10.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Derivative Financial Instruments

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

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

The Company assesses classification of its common stock purchase warrants, if any, and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company's free standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of March 31, 2016 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the debt derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 —	quoted prices in active markets for identical assets or liabilities

Level 2 —	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 —	inputs that are unobservable based on an entity's own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Financial liabilities as of March 31, 2016 measured at fair value on a recurring basis are summarized below:

	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$51,828	$--	$--	$51,828

The Company determined that certain conversion option related to convertible notes issued did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise price was subject to adjustment based on certain subsequent equity transactions that would change the exercise price, the Company elected to use a lower reset provision. Accordingly, the Company was required to record such conversion option as a derivative liability and mark such derivative to fair value each reporting period. Such instrument was classified within Level 3 of the valuation hierarchy. For the purpose of calculating the potential embedded derivatives, the Company utilized an estimated conversion price of $0.05 (or $0.10 floor as is the case with one note) in estimating the fair value of the conversion option.

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the three and six months ended March 31, 2016:

		March 31,
	At Inception	2016

Common Stock Estimated Fair Value	$0.05	$0.05
Conversion Price per Share	0.05-0.10	0.05-0.10
Conversion Shares	3,125,000	3,125,000
Call Option Value	0.0104 to 0.0226	0.007 to 0.022
Dividend Yield	0.00%	0.00%
Volatility	120.0%	120.0%
Risk-free Interest Rate	0.68%	0.39%
Contractual Term	0.75 to 1.00 years	0.52 to 0.94 years

In the opinion of management, there is not a sufficient viable market for the Company's common stock to determine its fair value, therefore management considers recent sales of its common stock to independent qualified investors Since the valuation model inputs are not fixed, management has estimated the fair value to be utilizing a binomial lattice model. Considerable management judgment is necessary to estimate the fair value at each reporting period. Accordingly, actual results could vary significantly from management's estimates.

Conversion price per share and conversion shares are based on the lower of reset or floor price of the respective notes.

The risk-free interest rate is the United States Treasury rate on the measurement date having a term equal to the remaining contractual life of the instrument. Since the Company's stock has not been publicly traded with significant volume, the Company is utilizing an expected volatility based on a review of historical volatilities over a period of time equivalent to the expected life of the instrument being valued of similarly positioned public Companies within. The dividend yield is 0% as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities.

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company's condensed consolidated statements of operations and comprehensive loss.

The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial liabilities that are measured at fair value on a recurring basis for the six months ended March 31, 2016:

Balance - Beginning of period	$-
Aggregate fair value of derivative instruments issued	56,949
Change in fair value of derivative liabilities	(5,121)

Balance - End of period	$51,828

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 5, 2016, the Company issued an unsecured convertible promissory note, in the principal amount of $112,500 which bears interest at 10% per annum and matures 9 months from the date of issuance. The total net proceeds the Company received from this note was $100,000, net of fees and original interest discount ("OID") of $12,500. The note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.35, subject to adjustment. In the event the market capitalization (as defined) falls below $10,000,000 at any time, then in such event (a) the initial conversion price for all conversions occurring after the first date of such occurrence shall equal the lower of the initial conversion price and the market price (as defined below) as of any applicable date of conversion, and (b) the true-up provisions described below shall apply to all conversions that occur after the first date the market capitalization falls below $10,000,000. The conversion price of the note is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Beginning on the six month anniversary of the closing date and continuing on the same day of each successive month thereafter, the Company must prepay $28,750, plus all accrued interest thereon, either in cash or in common stock, at the option of the Company (each, an "Installment Amount"). If the Note is prepaid in shares of common stock, such shares shall be issued at a 40% discount of the lowest closing bid price for the 20 consecutive trading days immediately preceding the applicable redemption date, subject to a floor of $0.10 (the "Market Price"). These certain conditions were deemed to be outside the Company's control.

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

On March 8, 2016, the Company issued a convertible promissory note with aggregate principal amount of $100,000 for an aggregate purchase price of $100,000. The note bears interest at 12% per annum and matures one year from the date of issuance. The note will be convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to certain anti-dilutive (reset) provisions. These anti-dilutive conditions were deemed to be outside the Company's control.

The Company identified an embedded derivative related to a conversion option in the above described notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the inception date of the notes and to fair value the derivative as of each subsequent reporting date.

At the inception of the notes, the Company determined the aggregate fair value of the embedded derivatives to be $56,949. For the sole purpose of calculating the potential embedded derivatives, the Company elected to use a lower reset or floor conversion price of $.05 and $0.10, respectively, to calculate the fair value.

On May 12, 2016, as part of the agreement with Amarantus Diagnostics, Inc., (see Note 9) the Company has the right to offset the $100,000 promissory note due to Amarantus BioScience Holdings, for the assumption of certain liabilities and expenses in connection with the transaction.

The Company has issued debt for which total proceeds were allocated to individual instruments based on the fair value of the each instrument at the time of issuance. Such value of the debt was recorded a discount on debt and is being amortized over the term of the respective debt. For the six months ended March 31, 2016 and 2015 amortization of debt discount was $10,439 and $-0-, respectively.

NOTE 6 – STOCKHOLDERS' EQUITY

Common Stock

During the six months ended March 31, 2016, the Company sold 4,700,000 restricted shares of common stock to certain investors for a total of $235,000.

During the six months ended March 31, 2016, the Company issued an aggregate of 745,000 restricted shares of common stock for consulting services for a fair value of $49,750. An aggregate of 600,000 of these shares vest over a one-year period.

During the six months ended March 31, 2016, the Company issued an aggregate of 45,000 restricted shares of common stock for legal services for a fair value of $2,250.

On March 24, 2016, the Company issued an aggregate of 200,000 restricted shares of common stock to the two independent professionals to serve as Board of Directors for a fair value of $10,000. These shares vest over a one-year service period.

On March 24, 2016, the Company issued an aggregate of 8,569,800 restricted shares of our common stock for satisfaction of certain accrued liabilities and payroll due to an officer aggregating $428,490.

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2016, except as discussed below.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 ("CEPA"), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014, the District Court dismissed Plaintiff's complaint against Arrayit for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a vigorous defense against these claims and believe they are without legal merit. As of the date of this filing , a range of potential loss is not estimatable.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity controlled by the Company's Chief Executive Officer. For the three and six months ended March 31, 2016 and March 31 2015, total rent expense was $600 and $1,200, respectively.

The Company had accrued expenses due to current and former officers, consisting mainly of salary. As of March 31, 2016 and September 30, 2015, accrued expenses due to officers were $90,217 and $141,717, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Amarantus Diagnostic, Inc. acquisition

On May 11, 2016, the Company entered into a Share Exchange Agreement with Amarantus Biosciences Holdings, Inc. ("Shareholder") to purchase 100% of the outstanding capital stock of Amarantus Diagnostics, Inc. ("AMDX").

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

The Company paid an aggregate consideration of 80,000,000 shares of its common stock and a $50,000 convertible promissory note for the AMDX Acquisition, subject to the issuance of additional shares upon the occurrence of certain events set forth in the Share Exchange Agreement. Each share of Avant common stock issued in connection with the AMDX Acquisition shall be subject to a lock-up beginning on the May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the parties to that certain escrow agreement entered into between the Company, AMDX, the Shareholder and certain creditors of the Shareholder.

The convertible promissory note issued bears interest at 12% per annum and matures one year from the date of issuance. The note will be convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to adjustment.

On May 12, 2016, as part of the agreement with Amarantus Diagnostics, Inc., the Company has the right to offset the $100,000 promissory note due to Amarantus BioScience Holdings, for the assumption of certain liabilities and expenses in connection with the transaction.

Theranostics Health, Inc. acquisition

On May 11, 2016, the Company entered into an Asset Purchase Agreement with Theranostics Health, Inc. ("THI"). The Company purchased substantially all of the assets related to THI's business and assumed certain liabilities.

The Company paid an aggregate consideration of 25,000,000 shares of its common stock for the THI acquisition. Each share of Avant common stock issued in connection with the THI Acquisition shall be subject to a lock-up beginning on May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the Company, at the Company's sole discretion.

As of the filing of this report, the company has not yet determined the accounting for the AMDX and THI transaction, and pro-forma information is not yet available.

On May 5, 2016, the Company sold 1,500,000 shares of our common stock to certain investors for a total of $75,000.

On May 5, 2016, the Company issued 200,000 restricted shares of common stock for a finder's fee to a certain Director.

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

Overview

Since the end of the fiscal year ended September 30, 2015 and through the date of this report, we experienced the following corporate developments:

On January 5, 2016, Company entered into a securities purchase agreement with an investor pursuant to which the investor purchased a note with aggregate principal amount of $112,500 for an aggregate purchase price of $100,000. The Note bears interest at 10% per annum and matures ten (10) months from the date of issuance. The Note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.35, subject to adjustment. In the event the Market Capitalization (as defined in the note) falls below $10,000,000 at any time, then in such event (a) the Initial Conversion Price (as defined in the note) for all conversions occurring after the first date of such occurrence shall equal the lower of the Initial Conversion Price and the Market Price (as defined in the note) as of any applicable date of conversion, and (b) the true-up provisions shall apply to all conversions.

Amarantus Diagnostic, Inc. acquisition

On May 11, 2016, the Company entered into a Share Exchange Agreement with Amarantus Biosciences Holdings, Inc. to purchase 100% of the outstanding capital stock of Amarantus Diagnostics, Inc. ("AMDX").

The Company paid an aggregate consideration of 80,000,000 shares of its common stock and a $50,000 convertible promissory note for the AMDX Acquisition, subject to the issuance of additional shares upon the occurrence of certain events set forth in the Share Exchange Agreement. Each share of Avant common stock issued in connection with the AMDX Acquisition shall be subject to a lock-up beginning on the May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the parties to that certain escrow agreement entered into between the Company, AMDX, the Shareholder and certain creditors of the Shareholder.

The convertible promissory note issued bears interest at 12% per annum and matures one year from the date of issuance. The note will be convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to adjustment.

On May 12, 2016, as part of the agreement with Amarantus Diagnostics, Inc., the Company has the right to offset the $100,000 promissory note due to Amarantus BioScience Holdings, for the assumption of certain liabilities and expenses in connection with the transaction.

Theranostics Health, Inc. acquisition

On May 11, 2016, the Company entered into an Asset Purchase Agreement with Theranostics Health, Inc. ("THI"). The Company purchased substantially all of the assets related to THI's business and assumed certain liabilities.

The Company paid an aggregate consideration of 25,000,000 shares of its common stock for the THI acquisition. Each share of Avant common stock issued in connection with the THI Acquisition shall be subject to a lock-up beginning on May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the Company, at the Company's sole discretion.

On March 8, 2016, the Company issued a convertible promissory note with aggregate principal amount of $100,000 for an aggregate purchase price of $100,000. The note bears interest at 12% per annum and matures one year from the date of issuance. The note will be convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to certain anti-dilutive (reset) provisions.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

General and administrative expenses

General and administrative expenses increased by $56,594 from $118,334 to $174,928 for the three months ended March 31, 2016, as compared to the same period in 2015. The overall increase is primarily the result an increase of $61,500 in investor and shareholder relations. The Company entered into a service provider contract during the quarter. The Company also attended conferences to help increase investor awareness. The increase is also the result of $12,000 increase in travel offset by a $21,500 decrease in salary expense for a former officer who retired effective January 31, 2015. In addition, during the current year, we began amortization of certain of our intangible assets and patents. As such, amortization was $5,379 for the three months ended March 31, 2016 as compared to $-0- for the same period, last year.

Professional fees

Professional fee expenses decreased by $9,658 from $60,758 to $51,100 for the same period, respectively which was primarily due to a decrease of $45,000 in consulting fees accrued to retired company officer and an increase of $35,500 of accounting and legal fees.

Merger costs

We incurred merger costs of $641,126 for the three months ended March 31, 2015 as compared to $-0- for the current period as part of the Company going public, via reverse recapitalization in December 2014.

Other Expenses:

Interest expense

Interest expense during the three months ended March 31, 2016 was $13,846 compared to $-0- for the three months ended March 31, 2015. Interest expense primarily consists of amortization of debt discounts incurred relating to our issued convertible notes payable. The debt discount amortization incurred during the three months ended March 31, 2016 and 2015 was $10,439 and $-0-, respectively.

Gain on change in fair value of derivative

During three months ended March 31, 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $5,121 on change in fair value of derivative liabilities for the three months ended March 31, 2016.

Comparison of the Six Months Ended March 31, 2016 to the Six Months Ended March 31, 2015

 Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

General and administrative expenses

General and administrative expenses increased by $26,011 from $279,302 to $305,313 for the six months ended March 31, 2016, as compared to the same period in 2015. The overall increase is primarily the result of an increase of $83,000 in investor and shareholder relations. The Company entered into service provider contract during the quarter ended to March 31, 2016. The Company also attended conferences to help increase investor awareness. The increase is also the result of $13,500 increase in travel, $15,000 increase in directors and consulting fees and a $101,500 decrease in accrued salary and benefits due to a former officer who retired effective January 31. 2015. In addition, during the current year, we began amortizing certain of our intangible assets and patents. As such, amortization was $15,379 for the six months ended March 31, 2016 as compared to $-0- for the same period, last year.

Professional fees

Professional fee expenses increased by $57,492 from $60,758 to $118,250 for the same period, respectively which was primarily due to an increase of $90,900 of accounting and legal fees, offset with a decrease of $33,400 in consulting fees accrued to a retired company officer.

Merger costs

We incurred merger costs of $641,126 for the six months ended March 31, 2015 as compared to $-0- for the current period as part of the Company going public, via reverse recapitalization in December 2014.

Other Expenses:

Interest expense

Interest expense during the six months ended March 31, 2016 was $13,846 compared to $-0- for the six months ended March 31, 2015. Interest expense primarily consists of amortization of debt discounts incurred relating to our issuance of convertible notes payable. The debt discounts amortization incurred during the six months ended March 31, 2016 and 2015 was $10,439 and $-0-, respectively

Gain on change in fair value of derivative

During the six months ended March 31, 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $5,121 on change in fair value of derivative liabilities for the six months ended March 31, 2016.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of:

	March 31,	September 30,
	2016	2015

Current assets	$215,158	$43,677
Current liabilities	565,304	621,315
Working capital	$(350,146)	$(577,638)

Current assets increased by $171,481 from $43,677 to $215,158 for the six months ended March 31, 2016, as compared to September 30, 2015. The overall increase is primarily due to the issuance of common stock for cash and issuance of convertible notes during the six months ended March 31, 2016 for net proceeds of $235,000 and $200,000, respectively.

The improvement in the working capital deficit is primarily due to an increase of cash and reduction in accrued payroll and benefits, offset by an increase in accounts payable, accrued interest, notes payable and derivative liabilities.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended March 31, 2016 and 2015:

	Six Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(189,301)	$(119,332)
Net cash used in investing activities	(74,176)	(59,378)
Net cash provided by financing activities	435,000	341,300
Change in cash	$171,523	$162,590

Cash used in operating activities increased due to the higher net loss, which was offset by changes in our operating assets and liabilities of $167,289, amortization of $25,818 and non-cash expense for stock based compensation of $55,001, net with gain on change in derivative liability of $5,121 for the six months ended March 31, 2016. Net cash provided by financing activities for the six months ended March 31, 2016 is due to net cash proceeds from the issuance of common stock of $235,000 and issuance of convertible notes of $200,000 compared to $340,000 from the sale of common stock and warrant/option exercise of $1,300 for the same period last year.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception of $10,246,366. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2016, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended March 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company sold 2,460,000 shares of our common stock to certain investors for net proceeds of $123,000.

During the three months ended March 31, 2016, the Company issued 125,000 restricted shares of common stock to a consulting firm to enhance the Company's website.

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

101*

Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) ) the Condensed Consolidated Statements of Changes in Stockholders' equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

______________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT DIAGNOSTICS, INC.

Date: May 23, 2016	By:	/s/ Gregg Linn
Gregg Linn
President, Chief Executive Officer & Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

