Form 10-Q
period 2016-06-30
Avant Diagnostics, Inc
filed 2017-09-26
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission file number: 000-54329

AVANT DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0599151
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

217 Perry Parkway, Suite 8 Gaithersburg, MD	20877
(Address of Principal Executive Offices)	(Zip Code)

(732) 410-9810

(Registrant's telephone number, including area code)

8561 East Anderson Drive, Suite 104

Scottsdale, AZ 85225

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒.

As of September 26, 2017, there were 303,927,098 shares of registrant's common stock outstanding.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$126,578	$43,635
Accounts receivable	86,533	-
Prepaid expenses	-	42
Total current assets	213,111	43,677
Non-current Assets
Intellectual property, net	5,609,501	1,651,875
Website development cost, net	19,125	-
Patent costs, net	126,476	143,178
Total non-current assets	5,755,102	1,795,053
Total Assets	$5,968,213	$1,838,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	420,666	$159,598
Accrued expenses	571,784	320,000
Accrued expenses due to related party	176,892	141,717
Convertible notes payable, net of unamortized discount of $8,556	103,944	-
Convertible notes payable to related party, net of unamortized discount of $31,138	468,862	-
Derivative liability	235,709	-
Total current liabilities	1,977,857	621,315
Total Liabilities	1,977,857	621,315

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B preferred stock, $0.001 par value; 3,000 shares authorized, none issued issued and outstanding as of June 30, 2016 and September 30, 2015	-	-
Common Stock ($0.00001 par value), 450,000,000 shares authorized; 217,254,543 and 95,944,743 shares issued; 215,479,543 and 95,162,243 shares outstanding as of June 30, 2016 and September 30, 2015, respectively	2,173	959
Additional paid-in capital	25,121,536	11,030,534
Accumulated deficit	(21,133,353)	(9,814,078)
Total Stockholders’ Equity	3,990,356	1,217,415
Total Liabilities and Stockholders’ Equity	$5,968,213	$1,838,730

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$91,533	$-	$91,533	$-
Cost of revenue	52,762	-	52,762	-
Gross profit	38,771	-	38,771	-

Operating expenses:
Selling, general and adminsitrative	475,426	100,597	780,739	379,899
Research and development	-	25,000	-	25,000
Research and development - license acquired	10,080,000		10,080,000
Professional fees	97,931	51,842	216,181	112,600
Merger costs	-	-	-	641,126
Total operating expenses	10,653,357	177,439	11,076,920	1,158,625
Loss from operations	(10,614,586)	(177,439)	(11,038,149)	(1,158,625)

Other expense
Interest expense	(36,131)	-	(49,977)	-
Loss on change in fair value of derivative	(236,270)	-	(231,149)	-
Total other expense	(272,401)	-	(281,126)	-
Net Loss	$(10,886,987)	$(177,439)	$(11,319,275)	$(1,158,625)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.07)	$(0.00)	$(0.09)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	167,095,654	94,384,418	120,526,942	82,848,540

Comprehensive loss:
Net loss	$(10,886,987)	$(177,439)	$(11,319,275)	$(1,158,625)
Unrealized loss on available for sale securities	-	(900,000)	-	(1,600,000)
Comprehensive loss	$(10,886,987)	$(1,077,439)	$(11,319,275)	$(2,758,625)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED JUNE 30, 2016

(unaudited)

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at September 30, 2015	-	$-	95,944,743	$959	$11,030,534	$(9,814,078)	$1,217,415
Sale of common stock	-	-	6,200,000	62	309,938	-	310,000
Common stock issued for services	-	-	1,190,000	12	18,740	-	18,752
Common stock issued to acquire net assets of Theranostics Health, Inc.	-	-	25,000,000	250	3,149,750	-	3,150,000
Common stock issued to acquire net assets of Amarantus Diagnostics, Inc.	-	-	80,000,000	800	10,079,200	-	10,080,000
Stock based compensation	-	-	-	-	52,500	-	52,500
Common stock issued to pay debt to officer	-	-	8,569,800	86	428,489	-	428,575
Adjustment related to prior period			350,000	4	(4)	-	-
Reclass derivative liability to equity upon note payments	-	-	-	-	52,389	-	52,389
Net loss	-	-	-	-	-	(11,319,275)	(11,319,275)
Balances at June 30, 2016	-	$-	217,254,543	$2,173	$25,121,536	$(21,133,353)	$3,990,356

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(11,319,275)	$(1,158,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,812	-
Amortization of debt discounts	29,755	-
Merger costs	-	641,126
Research and development - license acquired	10,080,000	-
Stock-based compensation expenses	71,252	388
Common stock issued for services	-	58,885
Loss on change in fair value of derivatives	231,149	-
Changes in operating assets and liabilities:
Accounts receivable	19,101	-
Prepaid expenses	42	(30)
Accounts payable	54,609	(48,685)
Accrued expenses - related party	(72,075)	318,457
Accrued liabilities	280,229	33,853
Net cash used in operating activities	(430,401)	(154,631)

Cash Flows from Investing Activities:
Cash acquired with acquisition of Theranostics Health, Inc. assets	37,518	-
Licensing costs	(12,924)	(59,378)
Website development costs	(21,250)	-
Net cash provided by (used in) investing activities	3,344	(59,378)

Cash Flows from Financing Activities:
Proceeds from sale of common stock ,net	310,000	340,000
Proceeds from warrant and option exercises	-	1,300
Proceeds from convertible notes payable	100,000	-
Proceeds from convertible notes payable, related party	100,000	-
Net cash provided by financing activities	510,000	341,300

Net increase in cash	82,943	127,291
Cash at beginning of period	43,635	6,000
Cash at end of period	$126,578	$133,291

Supplemental disclosure of noncash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$-	$70,000
Effect of recapitalization	$-	$71,384
Shares issued in settlement of related party debt	$428,575	$-
Reclass derivative liability to equity upon note payment	$52,389	$-
Common stock issued to acquire net assets of Theranostics Health, Inc.	$3,150,000	$-

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

Notes to condensed consolidated financial statements

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Avant Diagnostics, Inc. ("Avant", "we" or the "Company"), a Nevada corporation established in 2009, is a commercial-stage molecular diagnostic company that focuses on the development and commercialization of a series of proprietary diagnostic tests that provide important actionable information for physicians and patients in the areas of cancers and neurodegenerative diseases. Avant was originally named Arrayit Diagnostics, Inc. which was formed as a majority owned subsidiary of Arrayit Corporation ("Arrayit") through a technology transfer in July 2009. In January 2013, the Company effected a name change to Avant Diagnostics, Inc. In May of 2016, the Company acquired assets from Theranostics Health, Inc. and Amarantus Diagnostics, Inc. to significantly expand its pipeline and position itself for commercialization.

On May 11, 2016, the Company acquired substantially all of the assets and assumed certain liabilities related to the business of Theranostics Health, Inc., a Delaware corporation ("THI"). THI is a leading developer of phospho-proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies in oncology, which the Company calls Theralink® diagnostics assays. THI has used Theralink to support the drug development programs of many major pharmaceutical and biotechnology drug development companies. Theralink had an initial commercial launch under the Clinical Laboratory Improvement Amendments (CLIA) regulatory pathway from late 2014 to late 2015 where important information was obtained regarding cost of goods sold (COGS), reimbursement expectations, scale and adoption. Theralink was withdrawn from the commercial market in late 2015 due to an inability to reach profitability, which precipitated the sale of assets from THI to Avant. THI has generated consistent revenue since inception, and the Company’s plan is to focus on building revenue from Theralink in the near-term. See Note 3.

On May 11, 2016, the Company acquired Amarantus Diagnostics, Inc., a Delaware corporation (“ADI”), from Amarantus Bioscience Holdings, Inc. (the “Shareholder”). ADI owns an exclusive worldwide sub-license to the Lymphocyte Proliferation test (LymPro Test™) for Alzheimer's disease, which was developed by Prof. Thomas Arendt, Ph.D., from the University of Leipzig. In addition, ADI holds an exclusive worldwide license to MSPrecise®, a proprietary next-generation DNA sequencing (NGS) assay for the identification of patients with relapsing-remitting multiple sclerosis (RRMS) at first clinical presentation. Additionally, ADI owns intellectual property for the diagnosis of Parkinson's disease (NuroPro) and Breast Cancer (BC SeraPro). The Company intends to continue to conduct research & development activities to prepare MSPrecise for the market. See Note 3.

The Company also owns an exclusive license and has distribution rights for OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. Prior to the acquisitions of assets from THI and ADI, the Company's primary activities since inception had been focused on preparing sample specimens in order for OvaDx to be further tested according the guidelines outlined by the Food & Drug Administration for the commercial development of diagnostic tests. The Company intends to continue to conduct research & development activities to prepare OvaDx for the market.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2016 and the condensed consolidated results of its operations and cash flows for the three and nine months ended June 30, 2016. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the operating results for the full year ending September 30, 2016, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of September 30, 2015 and for the year then ended, which was filed with the Securities and Exchange Commission on Form 10-K on January 13, 2016.

NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of June 30, 2016, the Company had an accumulated deficit of $21.0 million. During the nine months ended June 30, 2016 and 2015, the Company incurred net losses of $11.2 million and $1.2 million, respectively, and used cash in operating activities of $430,000 and $155,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Theranostics Health, Inc. and Amarantus Diagnostics Inc. All intercompany transactions and balances have been eliminated in consolidation.

Acquisitions

Amarantus Diagnostics, Inc.

On May 11, 2016, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shareholder to purchase 100% of the outstanding capital stock of ADI (the “ADI Acquisition”).

The Company paid an aggregate consideration of 80,000,000 shares of its common stock and a $50,000 convertible promissory note for the ADI Acquisition, subject to the issuance of additional shares upon the occurrence of certain events set forth in the Share Exchange Agreement. Each share of Avant common stock issued in connection with the ADI Acquisition shall be subject to a lock-up beginning on the May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the parties that certain escrow agreement entered into between the Company, ADI, the Shareholder and certain creditors of the Shareholder.

The convertible promissory note issued bears interest at 12% per annum and matures one year from the date of issuance. The note will be convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to adjustment.

On May 12, 2016, as part of the agreement with ADI, the Company has the right to offset the $100,000 promissory note due to Shareholder, for the assumption of certain liabilities and expenses in connection with the transaction.

A summary of consideration is as follows:

80,000,000 shares of the Company's common stock	$10,080,000
Total purchase price	$10,080,000

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Exchange Agreement include exclusive worldwide sub-license to the Lymphocyte Proliferation test (LymPro Test™) for Alzheimer's disease, which was developed by Prof. Thomas Arendt, Ph.D., from the University of Leipzig. In addition, ADI holds an exclusive worldwide license to MSPrecise®, a proprietary next-generation DNA sequencing (NGS) assay for the identification of patients with relapsing-remitting multiple sclerosis (RRMS) at first clinical presentation. Additionally, ADI owns intellectual property for the diagnosis of Parkinson's disease (NuroPro) and Breast Cancer (BC SeraPro). The $10.1 million purchase price paid to date for these assets has been expensed in the Company's statement of operations for the period ended June 30, 2016.

Theranostics Health, Inc.

On May 11, 2016, the Company entered into an Asset Purchase Agreement (“THI Purchase Agreement”) with Theranostics Health, Inc. ("THI"). The Company purchased substantially all of the assets related to THI's business and assumed certain liabilities (the “THI Acquisition”).

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

A summary of consideration is as follows:

25,000,000 shares of the Company's common stock	$3,150,000

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Assets acquired:
Cash	$37,519
Accounts receivable	105,634
Intellectual property	4,120,687
Liabilities assumed:
Accounts payable and accrued expenses	(705,498)
Derivative liability	(8,342)
Note payable, related party	(400,000)
Net assets acquired	$3,150,000

The assets of the acquired consist primarily of intellectual property intangible assets.  An analysis by the Company determined that substantially all the fair value of the assets on the date of acquisition is captured in the intellectual property intangible assets, as the cash and accounts receivable account for a relatively immaterial portion of the fair market value of the total assets received. The THI Acquisition was accounted for as an asset purchase in accordance with ASU 2017-01.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates include the valuation of derivative liabilities, useful lives of long-lived assets, the valuation of debt and equity instruments, the valuation allowance relating to stock based compensation and the Company's deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product or services has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and records the reimbursement as revenues. As of June 30, 2016, and September 30, 2015, deferred revenue was $-0-.

Cost of Sales and Service

The cost of sales and service consists of the cost of labor, equipment depreciation and supplies and materials.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2016 and September 30, 2015, allowance for doubtful accounts was $-0-.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight line method over their estimated useful lives as follows:

Office equipment	5 years
Lab equipment	3 to 7 years

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic and diluted loss per share for the nine months ended June 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30, 2016	Jun 30, 2015

Shares issued upon conversion of convertible notes and accrued interest	1,805,220	-

Intangible Assets

The Company's intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patent for its worldwide exclusive licensed rights to OvaDx, a diagnostic screening test for the early detection of ovarian cancer. As of June 30, 2016 the Company has not yet received FDA approval with respect to the clinical use of these intangible assets. The carrying value of June 30, 2016 and September 30, 2015 was $1,527,000 and $1,652,000, respectively.

Intellectual property acquired from the THI Acquisition leading to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. The Company uses these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. The carrying value of June 30, 2016 and September 30, 2015 was $4,083,000 and $-0-, respectively.

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company's intangible asset with a finite life included intellectual property acquired from THI Acquisition, capitalized website development costs and patent costs, which are being amortized over their economic or legal life, whichever is shorter.

The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2016 are as follows (in thousands, except year amounts):

	Book Value as of	Remaining	Amortization Expense for the Nine Months	Book Value as of
Description	September 30, 2015	Life (in years)	Ended June 30, 2016	June 30, 2016
License Rights to OvaDx	$1,652	9	$138	$1,527
THI Acquisition on May 11, 2016	-	15	38	4,083
Website development cost	-	1	2	19
Patent costs	143	9	17	126
	$1,795		$195	$5,755

The Company incurred amortization expense associated with its finite-lived intangible assets of $195,000 for the nine months ended June 30, 2016.

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value. Management performed an evaluation of its intangible assets as of June 30, 2016 and no impairment was deemed to exist. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

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

The Company's free standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of June 30, 2016 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the debt derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Recent Accounting Pronouncements

Cash Flows

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt ASU 2016-15 effective as of September 30, 2016. The adoption of ASU 2016-15 did not impact our results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt ASU 2016-18 including retrospective adoption for all prior periods. The impact of the adoption of ASU 2016-18 is the addition of a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet and was not material to the results.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

Leases

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business" The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company adopted this guidance as of June 30, 2016. See Note 3 - Acquisitions regarding the adoption of ASU 2017-01.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures.

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 —	quoted prices in active markets for identical assets or liabilities

Level 2 —	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 —	inputs that are unobservable based on an entity's own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of June 30, 2016 measured at fair value on a recurring basis are summarized below:

	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$235,709	$--	$--	$235,709

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

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the three and nine months ended June 30, 2016:

	At Inception	June 30, 2016

Common Stock Estimated Fair Value	$0.05	$0.05 to 0.15
Conversion Price per Share	0.05-0.10	0.05-0.10
Conversion Shares	3,125,000	2,645,000
Call Option Value	0.0104 to 0.0226	0.006 to 0.11
Dividend Yield	0.00%	0.00%
Volatility	120.0%	120.0 to 133.7%
Risk-free Interest Rate	0.68%	0.26 to 0.36%
Contractual Term	0.75 to 1.00 years	0.27 to 0.69 years

In the opinion of management, there is not a sufficient viable market for the Company's common stock to determine its fair value, therefore management considers recent sales of its common stock to independent qualified investors and estimated fair value of net assets acquired through issuance of common stock. Since the valuation model inputs are not fixed, management has estimated the fair value to be utilizing a binomial lattice model. Considerable management judgment is necessary to estimate the fair value at each reporting period. Accordingly, actual results could vary significantly from management's estimates.

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

The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial liabilities that are measured at fair value on a recurring basis for the nine months ended June 30, 2016:

Balance - Beginning of period	$-
Aggregate fair value of derivative instruments issued	56,949
Transfers out upon payoff of notes payable	(52,389)
Change in fair value of derivative liabilities	231,149
Balance - End of period	$235,709

NOTE 5 – CONVERTIBLE NOTES PAYABLE

January 2016 Convertible Note

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

The Company identified an embedded derivative related to a conversion option in the above described note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the inception date of the notes and to fair value the derivative as of each subsequent reporting date.

At the inception of the notes, the Company determined the fair value of the embedded derivatives to be $11,669. For the sole purpose of calculating the potential embedded derivatives, the Company elected to use a lower reset or floor conversion price of $.05 and $0.10, respectively, to calculate the fair value. The Company booked such embedded derivatives as part of debt discount, and amortized through the term of the debt.

February 2016 Amarantus Note, (Related Party)

In connection with the acquisition of certain assets and assumption of certain liabilities of THI, the Company assumed and guaranteed a previously issued 8% convertible note (the “Note”) for $400,000 due February 28, 2017 to Shareholder. The Note is convertible at the option of the holder at any time into shares of THI’s common stock at $40.64 per share. The conversion price of the Note is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The Note was not modified upon assumption by the Company, accordingly the Company has determined that since the conversion option is not available should any demands be made by the Note holder, the note should be considered a non-convertible note for presentation and accounting purposes.

The Company recorded $10,035 interest expense related to the Note during the nine months ended June 30, 2016.

March 2016 Amarantus Note (Related Party)

On March 8, 2016, the Company issued a convertible promissory note (the “Amarantus Note”) with aggregate principal amount of $100,000 for an aggregate purchase price of $100,000. The Amarantus Note bears interest at 12% per annum and matures one year from the date of issuance. The Company recorded a total of $17,193 of interest expense for the nine months ended June 30, 2016. The Amarantus Note will be convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to certain anti-dilutive (reset) provisions. These anti-dilutive conditions were deemed to be outside the Company's control.

The Company identified an embedded derivative related to a conversion option in the Amarantus Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the inception date of the notes and to fair value the derivative as of each subsequent reporting date.

At the inception of the notes, the Company determined the aggregate fair value of the embedded derivatives to be $45,280. For the sole purpose of calculating the potential embedded derivatives, the Company elected to use a lower reset or floor conversion price of $.05 and $0.10, respectively, to calculate the fair value. The Company booked such embedded derivatives as part of debt discount, and amortized through the term of the debt.

The Amarantus Note had $31,138 remaining debt discount as of June 30, 2016.

The Company revalued the embedded derivatives associated with the Amarantus Note at $163,362 as of June 30, 2016, and recorded $171,779 loss from change in fair value of derivatives for the nine months ended June 30, 2016.

On May 12, 2016, as part of the agreement with ADI, the Company has the right to offset the $100,000 promissory note due to Shareholder, for the assumption of certain liabilities and expenses in connection with the transaction.

The Company has issued debt for which total proceeds were allocated to individual instruments based on the fair value of each instrument at the time of issuance. Such value of the debt was recorded a discount on debt and is being amortized over the term of the respective debt. For the nine months ended June 30, 2016 and 2015 amortization of debt discount was $29,755 and $-0-, respectively.

NOTE 6 – STOCKHOLDERS' EQUITY

Common Stock

During the nine months ended June 30, 2016, the Company sold 6,200,000 restricted shares of common stock to certain investors for a total of $310,000.

During the nine months ended June 30, 2016, the Company issued an aggregate of 745,000 restricted shares of common stock for consulting services for a fair value of $49,750. An aggregate of 600,000 of these shares vest over a one-year period.

During the nine months ended June 30, 2016, the Company issued an aggregate of 45,000 restricted shares of common stock for legal services for a fair value of $2,250.

On March 24, 2016, the Company issued an aggregate of 200,000 restricted shares of common stock to the two independent professionals to serve as Board of Directors for a fair value of $10,000. These shares vest over a one-year service period.

On March 24, 2016, the Company issued an aggregate of 8,569,800 restricted shares of our common stock for satisfaction of certain accrued liabilities and payroll due to an officer aggregating $428,575.

On May 5, 2016, the Company issued 200,000 restricted shares of common stock for a finder’s fee to a certain Director for a fair value of $10,000.

On May 11, 2016, the Company issued 25,000,000 restricted shares of common stock to acquire certain net assets of THI for a fair value of $3,150,000.

On May 11, 2016, the Company issued 80,000,000 restricted shares of common stock to acquire ADI for a fair value of $10,080,000.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2016, except as discussed below.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 ("CEPA"), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014, the District Court dismissed Plaintiff's complaint against Arrayit for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a vigorous defense against these claims and believe they are without legal merit. As of the date of this filing, a range of potential loss is not estimable.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity controlled by the Company's Chief Executive Officer. For the three and nine months ended June 30, 2016, total rent expense was $16,600 and $17,800, respectively.

The Company had accrued expenses due to current and former officers, consisting mainly of salary. As of June 30, 2016 and September 30, 2015, accrued expenses due to officers were $166,857 and $141,717, respectively.

The following selling, general and administrative expenses for the nine months ended June 30, 2016 were incurred by Greg Linn, the Company’s former CEO:

For the Nine Months
ended
June 30, 2016
Auto Allowance	$13,500
Salaries and wages	180,000
Insurance Expense	27,000
Payroll Expenses	6,990
Total	$227,490

During the nine months ended June 30, 2016, Steve Scott, former CEO, incurred $17,500 of consulting and settlement expenses.

NOTE 9 – SUBSEQUENT EVENTS

On July 5, 2016, the Company entered into a Securities Purchase Agreement, by and among the Company and certain accredited investors, pursuant to which the Company issued and sold convertible promissory notes in the aggregate principal amount of $250,000, which amount included $225,000 actual payment of the purchase price plus a 10% original issue discount. Part of the use of proceeds from the funds received by the Company were used to retire the January 2016 Convertible Note.

On or about September 16, 2016, Memory DX, LLC (“MDX”) filed a lawsuit against Amarantus Biosciences Holdings, Inc. (“AMBS”), Amarantus Bioscience Holdings, Inc., Amarantus Diagnostics, Inc., the Company and Avant Diagnostics Acquisition Corporation, et al (collectively the “Defendants”) in the Superior Court of the State of Arizona, County of Maricopa (Case Number CV2016-015026) (the “AZ Court”). On or about December 14, 2016, a default judgment (the “Default Judgment”) was rendered in the Court against the Defendants. On or about February 15, 2017, MDX and the Defendants entered into a settlement agreement related to the satisfaction of the Default Judgment. On May 25, 2017, the parties entered into an amended and restated settlement agreement pursuant to which in consideration for fully satisfying the Default Judgment, the Company paid MDX $30,000, (the “Initial Cash Amount”). In addition, the Company agreed to pay MDX an aggregate of $175,000 by July 30, 2017 (the “Additional Cash Amount” and together with the Initial Cash Amount, the “Cash Consideration”). If the Additional Cash Amount was not paid by July 30, 2017, the Company agreed to pay MDX $20,000 per month beginning August 30, 2017 in full satisfaction of the Additional Cash Amount. On September 19, 2017, the parties entered into a second amended and restated settlement agreement pursuant to which in consideration for fully satisfying the Default Judgment, the Company agreed to provide MDX the following: (i) an aggregate of $250,000 (the “Cash Consideration”) payable as follows: (i) $35,000 which has been previously paid, (ii) $3,500 which was paid upon execution of the agreement (iii) $2,000 which will be payable on the last calendar day of each month for October and November 2017, (iv) $5,000 which will be payable on the last calendar day for December 2017 and each of January and February 2018 and (v) $10,000 which will be payable on the last calendar day of each month until the full consideration is paid. Notwithstanding the foregoing, upon the sale by the Company of its equity securities in a single offering for aggregate gross proceeds of at least $7,500,000 (the “Qualified Offering”) after the date of the agreement, the Company will pay any remaining amount of the Cash Consideration then outstanding upon the final closing of such Qualified Offering. The Company previously issued to MDX 5,000,000 restricted shares of common stock (the “Initial Shares”) on or prior to the date of the amended agreement as partial consideration for the Default Judgment. In addition, the Company agreed to issue MDX an additional 5,000,000 restricted shares of common stock (the “Additional Shares”). Within three (3) business days of the issuance of the Additional Shares, MDX shall take all necessary action to withdraw the recorded Default Judgment. The Default Judgment shall be set aside without prejudice. Upon a default of the obligations to timely pay the Cash Consideration, after written notice and five (5) business days to cure, MDX will be entitled to reinstate the Default Judgment. MDX shall assign the License Agreement between MDX and University of Leipzig dated May 22, 2013, as amended, to the Company, as well as assign the Asset Purchase Agreement between MDX and AMBS to the Company upon final settlement of this matter.

Between October 28, 2016 and November 7, 2016, the Company entered into a various convertible promissory notes (collectively, the “Oct 2016 Notes”) with accredited investors (the “October 2016 Investors”) pursuant to which the October 2016 Investors purchased an aggregate principal amount of $65,000 of Convertible Promissory Notes for an aggregate purchase price of $65,000. The Oct 2016 Notes bear interest at 12% per annum and mature on six months from the date of issuance. The Oct 2016 Notes will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.25 or (ii) the closing sales price of such common stock on the date of conversion, subject to adjustment.

Between November 16, 2016 and January 3, 2017, the Company entered into various convertible promissory notes (collectively, the “Nov 2016 Notes”) with accredited investors (the “Nov 2016 Investors”) pursuant to which the Nov 2016 Investors purchased an aggregate principal amount of $786,500 of Original Issue Discount Senior Secured Convertible Notes for an aggregate purchase price of $605,000. The Nov 2016 Notes bear interest at 8% and mature on January 15, 2018. The Nov 2016 Note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.15, subject to adjustment.

On November 28, 2016, the Company entered into a Binding Letter of Intent (the “Binding LOI”) with Prism Health Dx, Inc. (“PHDX”) for a business combination transaction wherein the Company agreed to issue such number of shares of common stock equal to 50% of the post-transaction outstanding shares of the Company to the shareholders of PHDX in exchange for the acquisition of 100% of the outstanding common stock of PHDX. At the time, the Company and PHDX entered into the Binding LOI, Mr. Philippe Goix was the President & CEO of PHDX. The Binding LOI contained exclusivity provisions wherein PHDX agreed not to enter into negotiations or discussions with third parties regarding similar transactions for a period of 90 days from the date of the Binding LOI (the “Exclusivity Period”). Concurrently with the execution of the Binding LOI, the Company agreed to lend PHDX an aggregate of $200,000, which was evidenced by a promissory note that bears interest at 5% per annum and matures one year from the date of issuance to support PHDX’s ongoing working capital needs to complete the transaction (the “Bridge Note”). The transaction was not consummated within the Exclusivity Period and the parties are no longer pursuing the transaction. The Binding LOI was canceled in March 2017 and companies did not consummate the contemplated business combination transaction.

On January 25, 2017, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Gregg Linn, the Company’s chief executive officer (the “Executive”). Pursuant to the terms of the Exchange Agreement, the Company agreed to issue 3,000 shares of the Company’s series B preferred stock (the “Preferred Stock”) in exchange for the cancellation of $98,000 in accrued but unpaid compensation owed to the Executive. The Preferred Stock was offered and sold pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On April 26, 2017, the Company’s license to MSPrecise® from the University of Texas Southwestern (“UTSW”) was terminated due to non-compliance with certain diligent prosecution provisions under the license (“Terminated License”). The Company maintains full ownership over significant intellectual property in the form of patents, patent applications, know-how and data that it believes will limit the UTSW’s, or a future licensor’s, freedom to operate (“Limiting IP”) in commercializing MSPrecise in the form in which it has been clinically tested to date. The Company has informed UTSW of the Company’s Limiting IP, as well as the Company’s desire to regain certain commercial rights previously granted under the Terminated License.

On June 2, 2017, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Gregg Linn, the Company’s former Chief Executive Officer, pursuant to which Mr. Linn’s status as chief executive officer and director of the Company ended effective June 2, 2017. Pursuant to the Agreement, the Company shall (a) pay Mr. Linn a lump sum cash payment of $30,000 upon on the Effective Date (as defined in the Agreement), (b) reimburse Mr. Linn for expenses paid on behalf of the Company, $2,500 of which will be paid on the Effective Date, and (c) upon the earliest occurrence of a Triggering Event (as defined in the Separation Agreement), the Company shall pay Mr. Linn a lump sum cash payment of $180,000 within three (3) business days of the date a Triggering Event occurs. In addition, the Company shall issue Mr. Linn 15,000,000 restricted shares of the Company’s common stock (“Equity Issue”) which Equity Issue shall vest quarterly over three (3) years from the termination date in accordance with the terms of that certain restricted stock award agreement. All shares of common stock currently held by Mr. Linn, including the Equity Issue, shall be subject to the terms of that certain lockup agreement, dated May 11, 2016. Finally, Mr. Linn was granted “piggyback” registration rights, subject to certain exceptions, to include on the next registration statement the Company files with SEC for a primary offering (excluding any securities to be included on Form S-4 or S-8) of its equity securities (or on the subsequent registration statement if such registration statement is withdrawn) such number of shares of the Company’s common stock held by Mr. Linn and/or his assigns equal to eight percent (8%) of the aggregate value of the securities to be included on such registration statement, subject to certain limitations. Pursuant to the Agreement, Mr. Linn has agreed to comply with the confidential information and noncompetition and non-solicitation provisions in the Executive Employment Agreement dated October 1, 2014 between Mr. Linn and the Company.

On June 19, 2017, the Company entered into a securities purchase agreement (the “Agreement”) with an accredited investor (the “June 2017 Investor”) pursuant to which the June 2017 Investor purchased a Senior Secured Convertible Note for an aggregate purchase price of $325,000 (the “June 2017 Note”). The June 2017 Notes bear interest at 8% and mature thirty-six months from the date of issuance. The June 2017 Notes will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.06 per share, subject to adjustment (“June 2017 Initial Conversion Price”). Upon an investment of an additional $75,000 by the June 2017 Investor or another financier approved by the June 2017 Investor, bringing the total investment under the terms of the June 2017 Note to a minimum of $400,000, the Preferred Stock issued pursuant to the Exchange Agreement described above shall be cancelled. In connection with the Agreement, the June 2017 Investor received an aggregate of 650,000 shares of common stock (the “June 2017 Commitment Shares”), a warrant to purchase such number of shares of common stock equal to 200% of their subscription amount divided by the June 2017 Initial Conversion Price (the “June 2017 Warrant”) and a purchase right to purchase such number of shares of common stock equal to 800% of their subscription amount divided by the June 2017 Initial Conversion Price (the “June 2017 Right”). The June 2017 Note, June 2017 Commitment Shares, June 2017 Warrant and June 2017 Purchase Right are collectively referred to herein as the “June 2017 Investment”. The June 2017 Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.06. The June 2017 Right is exercisable beginning on the eighteen (18) month anniversary of the date of issuance until the five-year anniversary of the date of issuance at an initial exercise price of $0.06. The securities purchase agreement entered into with the June 2017 Investor limited the size of the June 2017 Investment to a total of $750,000.

On June 20, 2017, the board of directors of the Company added Philippe Goix, PhD, MBA as chief executive officer of the Company, effective immediately. The Company entered into an offer letter dated June 20, 2017 (the “Offer Letter”) with Dr. Goix. The Offer Letter has no specified term, and Dr. Goix’s employment with the Company will be on an at-will basis. Dr. Goix’s employment with the Company will commence on June 20, 2017 (the “Start Date”).

Base Salary and Bonus. Dr. Goix will receive an annual base salary of $120,000. Upon the Company raising at least an additional $1,750,000 through the sale of its equity and/or debt securities (the “Initial Financing”), Dr. Goix’s salary will increase to $240,000 per year. In addition, upon the Company listing its shares on a national securities exchange and completing an additional capital raise for aggregate gross proceeds of an additional $5,000,000 beyond the Initial Financing, Dr. Goix’s salary will increase to $360,000 per year.

Sign-on Bonus. Dr. Goix will receive a one-time sign-on bonus of $15,000 and reimbursement for accrued travel expenses incurred during the recruitment process of $4,500.

Performance Bonus. Upon the Company raising an additional $1,500,000 through the sale of its equity and/or debt securities (excluding any securities sold in the Company’s financing disclosed on a Current Report on Form 8-K filed with the Commission on June 20, 2017) (the “Financing”), Dr. Goix shall be entitled to a cash bonus equal to the following: (i) $50,000 if the Financing is completed within 3 months of the date of the Offer Letter, (ii) $40,000 if the Financing is completed within 5 months of the date of the Offer Letter, and (iii) $30,000 if the Financing is completed within 7 months of the date of the Offer Letter.

Equity Compensation. Subject to further approval of the Company’s board of directors, Dr. Goix will be granted an option to purchase up to 22 million shares of the Company’s common stock, subject to mutually agreed upon time milestones and success-based milestones. The exercise price per share will be equal to the fair market value per share on the date the option is granted. The options will be granted upon the Company raising aggregate gross proceeds of $500,000 from the sale of its equity and/or debt securities.

Other Benefits and Terms. Dr. Goix will be eligible to participate in the group benefit programs generally available to senior executives of the Company.

On or about April 24, 2017, John G. Hartwell (“Hartwell”) and Corrine Ramos (“Ramos” and collectively with Hartwell, the “Plaintiffs”) filed a lawsuit against the Company, Avant Diagnostics Acquisition Corp. and Gregg Linn (collectively the “Defendants”) in the Circuit Court for Montgomery County, Maryland (Case Number 432180-V) (the “MD Court”), On or about June 8, 2017, the parties entered into a settlement agreement pursuant to which the Company agreed to pay Defendants an aggregate of approximately $154,000 in installments as set forth in the agreement. The first payment of $29,819.99 was made by the Defendants to Plaintiffs on or about July 10, 2017. As a result of the first payment being made pursuant to the agreement, Plaintiffs dismissed the action against the Defendants without prejudice on or about July 13, 2017.

On July 3, 2017 the Company entered into a settlement agreement with PHDX with respect to The Bridge Note wherein PHDX repaid $100,000 to the Company in exchange for the extinguishment of the Bridge Note.

On July 6, 2017, the Company entered into a satisfaction of note (the “Satisfaction of Note”) with Black Mountain Equity Partners LLC, the holder of a promissory note in the aggregate principal amount of $25,000 (the Black Mountain Note”) Pursuant to the terms of the Satisfaction of Note, the Company agreed to pay off the Black Mountain Note for an aggregate principal amount of $25,000 by August 1, 2017 (the Black Mountain Settlement”) and 62,500 common stock. The parties have agreed to extend the payment of the Settlement Amount until October 31st, 2017.

On July 14, 2017, the Company entered into an Exchange Agreement (the “Coastal Exchange Agreement”) with Coastal Investment Partners, LLC. Prior to the execution of the Coastal Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note issued July 6, 2016 plus accrued but unpaid interest and default and other amounts due and payable under such notes (the “July 2016 Notes”) in exchange for the issuance of new convertible promissory notes due January 15, 2018 in the aggregate principal amount of $380,250.00, which new notes are on substantially similar terms to the Nov 2016 Notes (the “New Coastal51 Note”). Pursuant to the terms of the Coastal Exchange Agreement, the Company and Coastal agreed to exchange the New Coastal51 Notes for the issuance of new convertible promissory notes due July 14, 2019 in the aggregate principal amount of $442,325.00, (the “New Coastal Note”). In connection with the Coastal Exchange Agreement, the Company and the investor agreed to a binding letter of intent whereby the Company agreed, to among other things, upon getting current and releasing the New Coastal Note from escrow to issue the investor 750,000 shares of the Company’s common stock related to an adjustment that resulted under the July 2016 Notes because of the issuance of the Nov 2016 Notes and the Company agreed to get current in its ongoing reporting requirements with the Securities and Exchange Commission within 90 days of the execution of the Coastal Exchange Agreement. If the Company does not get current within the 90-day period, the New Coastal Notes are null and void and shall revert back to the Coastal51 Notes issued to the investors. The notes issued to Coastal are secured by a first priority security interest to Coastal in the Company’s Equipment Assets (as defined in the pledge agreement) and a second prior security interest in the Company’s Intellectual Property Assets (as defined in the pledge agreement), all which are currently owned by the Company pursuant to the terms of that certain pledge and security agreement, entered into in connection with the Coastal Exchange Agreement. New Coastal Notes were offered and sold pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act.

On July 28, 2017, the Company entered into an Exchange Agreement (the “October 2016 Investors Exchange Agreement”) with the October 2016 Investors. Pursuant to the terms of the October 2016 Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory notes issued to the October 2016 Investors plus other amounts due and payable under such notes in exchange for the issuance of new convertible promissory notes due July 28, 2019 in the aggregate principal amount of $51,200 (the “New October 2016 Notes”). In connection with the October 2016 Investors Exchange Agreement, the Company and the investors agreed to a binding letter of intent whereby the Company agreed, to among other things, the Company agreed to get current in its ongoing reporting requirements with the Securities and Exchange Commission within 120 days of the execution of the October 2016 Investors Exchange Agreement. If the Company does not get current within the 120-day period, the New October 2016 Notes are null and void and shall revert back to the original notes issued to the investors. In connection with the issuance of the New October 2016 Notes, the October 2016 Investors agreed to waive all accrued interest and penalties related to the October 2016 Notes, upon getting current and releasing from escrow to issue through the execution date of the exchange for the purchase an aggregate of 793,390 shares of the Company’s common stock, which shares shall be kept by the October 2016 Investors whether or not the Company meets its conditions under the letter of intent. The New October 2016 Notes were offered and sold pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act.

On August 8, 2017, the Company entered into a securities purchase agreement with an accredited investor (the “August 2017 Investor”) pursuant to which the August 2017 Investor purchased $75,000 of the June 2017 Investment for an aggregate purchase price of $75,000 (the “August 2017 Investment”). The June 2017 notes bear interest at 8% and mature thirty-six months from the date of issuance. The June 2017 Notes will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.06 per share, subject to adjustment (“June 2017 Initial Conversion Price”). In connection with the Agreement, the August 2017 Investor received an aggregate of 150,000 shares of common stock as commitment shares, a warrant to purchase such number of shares of common stock equal to 200% of their subscription amount divided by the June 2017 Initial Conversion Price and a purchase right to purchase such number of shares of common stock equal to 800% of their subscription amount divided by the June 2017 Initial Conversion Price. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.06. The Purchase right is exercisable beginning on the eighteen (18) month anniversary of the date of issuance until the five-year anniversary of the date of issuance at an initial exercise price of $0.06.

On August 25, 2017, the Company entered into a securities purchase agreement with the June 2017 Investor pursuant to which the June 2017 Investor purchased $75,000 of the June 2017 Investment for an aggregate purchase price of $50,000 (the “August 2017 Investment”). The June 2017 notes bear interest at 8% and mature thirty-six months from the date of issuance. The June 2017 Notes will be convertible at the option of the holder at any time into shares of common stock, at the June 2017 Initial Conversion Price. In connection with the agreement, the June 2017 Investor received an aggregate of 100,000 shares of common stock as commitment shares, a warrant to purchase such number of shares of common stock equal to 200% of their subscription amount divided by the June 2017 Initial Conversion Price and a purchase right to purchase such number of shares of common stock equal to 800% of their subscription amount divided by the June 2017 Initial Conversion Price. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.06. The purchase right is exercisable beginning on the eighteen (18) month anniversary of the date of issuance until the five-year anniversary of the date of issuance at an initial exercise price of $0.06.

On August 25, 2017 the Company entered into a binding letter of intent with the June 2017 Investor and the August 2017 Investor (the “Investors”) whereby the parties agreed that the offering documents would be amended to add an additional conversion feature wherein the June 2017 Investment could be exchanged and/or converted into a class of the Company’s preferred stock to be created (the “Preferred Stock”) that is convertible into the equivalent of 49.99% of the then outstanding common stock of the Company pro-rata on an as converted basis based upon a total investment of $750,000 into the June 2017 Investment. The Preferred Stock shall also have the right to vote alongside the common stock on an as converted basis. The ability of the Investors to convert the June 2017 Investment into Preferred Stock is subject to the execution of definitive documentation between the parties. As of September 5, 2017, exactly $525,000 has been invested into the June 2017 Investment.

On September 5, 2017, the Company entered into a securities purchase agreement with an accredited investor (the “September 2017 Investor”) pursuant to which the September 2017 Investor purchased $75,000 of the June 2017 Investment for an aggregate purchase price of $75,000 (the “September 2017 Investment”). The June 2017 notes bear interest at 8% and mature thirty-six months from the date of issuance. The June 2017 Notes will be convertible at the option of the holder at any time into shares of common stock, at the June 2017 Initial Conversion Price. In connection with the agreement, the September 2017 Investor received an aggregate of 150,000 shares of common stock as commitment shares, a warrant to purchase such number of shares of common stock equal to 200% of their subscription amount divided by the June 2017 Initial Conversion Price and a purchase right to purchase such number of shares of common stock equal to 800% of their subscription amount divided by the June 2017 Initial Conversion Price. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.06. The purchase right is exercisable beginning on the eighteen (18) month anniversary of the date of issuance until the five-year anniversary of the date of issuance at an initial exercise price of $0.06.

On September 13, 2017, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Certificate of Withdrawal”) with the Nevada Secretary of State.  The Certificate of Withdrawal eliminates the Company’s Series B Preferred Stock, par value $0.001 per share, from the Company’s articles of incorporation, as amended.  No shares of the Series B Preferred Stock were outstanding at the time of filing of the Certificate of Withdrawal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

●	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
●	concentration of our customer base and fulfillment of existing customer contracts;
●	our ability to maintain pricing;
●	the cyclical nature of the health care industry;
●	deterioration of the credit markets;
●	delays in obtaining required regulatory approvals;
●	our ability to raise additional capital to fund future capital expenditures;
●	increased vulnerability to adverse economic conditions due to indebtedness;
●	competition within the health care industry;
●	asset impairment and other charges;
●	our limited operating history on which investors will evaluate our business and prospects;
●	our identifying, making and integrating acquisitions;
●	our ability to obtain raw materials and specialized equipment;
●	technological developments or enhancements;
●	loss of key executives;
●	management control over stockholder voting;
●	the ability to employ skilled and qualified workers;
●	work stoppages and other labor matters;
●	hazards inherent to the health care industry;
●	inadequacy of insurance coverage for certain losses or liabilities;
●	regulations affecting the health care industry;
●	federal legislation and state legislative and regulatory initiatives relating to health care;
●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
●	future legislative and regulatory developments;
●	our beliefs regarding the future of our competitors;
●	our expectation that the demand for our products will eventually increase; and
●	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;
●	our inability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	if we are unable to successfully acquire, develop or commercialize new products;
●	our expenditures not resulting in commercially successful products;
●	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;
●	the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and
●	other factors discussed under the section entitled "Risk Factors" set forth in our Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms "we", "us", "our", “Avant”) or the "Company" refer to Avant Diagnostics, Inc. and its subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

Since the end of the fiscal year ended September 30, 2015 and through the date of this report, we have focused on executing our business plan by acquiring proprietary diagnostic technology in the areas of oncology and neurology, as well as the addition of a revenue producing CLIA/CAP laboratory. We succeeded in executing on these objectives by the purchase of Amarantus Diagnostics, Inc. (“ADI”) and the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”). We intend on executing unique commercialization strategies for each of our proprietary diagnostic tests.

During the period, subsequent to June 30, 2016 through the date of the filing of this quarterly report, management has engaged in cost cutting measures primarily in the area of THI corporate overhead. These measures have resulted in bringing operating costs in line with current sales and improving revenue from the new and existing THI pharma services, heading into in the fourth quarter of 2016 – traditionally the fourth quarter of the calendar year is THI’s best performing quarter.

The Company is operationally focused on improving revenues in the THI pharma services business by acquiring customers and expanding existing services agreements with oncology-focused pharmaceutical companies. The Company is now focused on establishing nurturing business relationships with pharmaceutical companies a view towards late stage clinical companion diagnostic development and supportive CLIA commercial launches for combination products in the area of personalized medicine for cancer treatments, including immuno-oncology.

Additionally, the Company is evaluating strategic commercialization options with respect to its proprietary diagnostic test portfolio and effectuating a relationship with a commercial high complexity CLIA laboratory that specializes in high volume testing, product launches, reimbursement and functional medicine.

Amarantus Diagnostic, Inc. Acquisition

On May 11, 2016, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Amarantus Biosciences Holdings, Inc. (the “Shareholder”) to purchase 100% of the outstanding capital stock of Amarantus Diagnostics, Inc. ("ADI") (the “ADI Acquisition”).

The Company paid an aggregate consideration of 80,000,000 shares of its common stock for the ADI Acquisition, subject to the issuance of additional shares upon the occurrence of certain events set forth in the Exchange Agreement. Each share of Avant common stock issued in connection with the ADI Acquisition shall be subject to a lock-up beginning on the May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the parties to that certain escrow agreement entered into between the Company, ADI, the Shareholder and certain creditors of the Shareholder.

Shareholder issued the Company a $50,000 convertible promissory note issued bears interest at 12% per annum and matures one year from the date of issuance. The note was convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to adjustment and certain setoffs. The note was fully paid off on May 24, 2016.

Theranostics Health, Inc. Acquisition

On May 11, 2016, the Company entered into an Asset Purchase Agreement (the “THI Purchase Agreement”) with Theranostics Health, Inc. ("THI"). The Company purchased substantially all of the assets related to THI's business and assumed certain liabilities (the “THI Acquisition”).

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenue

For three months ended June 30, 2016, total revenue was $91,533 compared to $-0- the same period in fiscal 2015. The revenue for the three months ended June 30, 2016 was related to the net asset acquisition of Theranostics, Inc. and is comprised of performance under research and development contracts.

Cost of Revenue

Cost of revenue was $52,762 or 58% of related sales for the three months ended June 30, 2016 giving us a gross profit of $38,771 or 42%. We did not have revenue/cost of revenue for same period in 2015.

Operating Expenses

General and administrative expenses

General and administrative expenses increased by $374,829 from $100,597 to $475,426 for the three months ended June 30, 2016, as compared to the same period in 2015. The overall increase is primarily the result of added operating activities of THI of $195,077, net with reductions in service provider costs of Avant. In addition, during the current year, we began amortization of certain of our intangible assets and patents. As such, amortization was $178,371 for the three months ended June 30, 2016 as compared to $-0- for the same period, last year.

Professional fees

Professional fee expenses increased by $46,089 from $51,842 to $97,931 for the same period, respectively which was primarily due to the professional acquisition costs incurred in the current period.

Research and Development – Licenses Acquired

We recorded approximately $10.1 million research and development regarding license acquired through the purchase of ADI on May 11, 2016.

Other Expenses:

Interest expense

Interest expense during the three months ended June 30, 2016 was $36,131 compared to $-0- for the three months ended June 30, 2015. Interest expense primarily consists of amortization of debt discounts and accrued interest incurred relating to our issued convertible notes payable. The debt discount amortization incurred during the three months ended June 30, 2016 and 2015 was $19,316 and $-0-, respectively.

Loss on change in fair value of derivative

During nine months ended June 30, 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $236,270 on change in fair value of derivative liabilities for the three months ended June 30, 2016.

Comparison of the Nine Months Ended June 30, 2016 to the Nine Months Ended June 30, 2015

Revenue

For nine months ended June 30, 2016, total revenue was $91,533 compared to $-0- the same period in fiscal 2015. The revenue for the nine months ended June 30, 2016 was related to the net asset acquisition of Theranostics, Inc. and is comprised of performance under research and development contracts.

Cost of Revenue

Cost of revenue was $52,762 or 58% of related sales for the nine months ended June 30, 2016 giving us a gross profit of $38,771 or 42%. We did not have revenue/cost of revenue for same period in 2015.

Operating Expenses

General and administrative expenses

General and administrative expenses increased by $400,840 from $379,899 to $780,739 for the nine months ended June 30, 2016, as compared to the same period in 2015. The overall increase is primarily the result the added operating activities of Theranostics of $195,077, net with reductions in service provider costs of Avant. In addition, during the current year, we began amortization of certain of our intangible assets and patents. As such, amortization was $194,812 for the nine months ended June 30, 2016 as compared to $-0- for the same period, last year.

Professional fees

Professional fee expenses increased by $103,581 from $112,600 to $216,181 for the same period, respectively which was primarily due to the professional acquisition costs and increase in accounting and legal fees incurred in the current period as compared to the prior year.

Merger costs

We incurred merger costs of $641,126 for the nine months ended June 30, 2015 as compared to $-0- for the current period as part of the Company going public, via reverse recapitalization in December 2014.

Research and Development – Licenses Acquired

We recorded approximately $10.1 million research and development regarding license acquired through the purchase of ADI on May 11, 2016.

Other Expenses:

Interest expense

Interest expense during the nine months ended June 30, 2016 was $49,977 compared to $-0- for the nine months ended June 30, 2015. Interest expense primarily consists of amortization of debt discounts and accrued interest incurred relating to our issued convertible notes payable. The debt discount amortization incurred during the nine months ended June 30, 2016 and 2015 was $29,755 and $-0-, respectively.

Loss on change in fair value of derivative

During nine months ended June 30, 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $231,149 on change in fair value of derivative liabilities for the nine months ended June 30, 2016.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of:

	June 30,	September 30,
	2016	2015
Current assets	$213,111	$43,677
Current liabilities	1,977,857	621,315
Working capital	$(1,764,746)	$(577,638)

Current assets increased by $169,434 from $43,677 to $213,111 for the nine months ended June 30, 2016, as compared to September 30, 2015. The overall increase is primarily due to the issuance of common stock for cash and issuance of convertible notes during the nine months ended June 30, 2016 for net proceeds of $310,000 and $200,000, respectively.

The improvement in the working capital deficit is primarily due to an increase of cash and reduction in accrued payroll and benefits, offset by an increase in accounts payable, accrued interest, notes payable and derivative liabilities.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(430,401)	$(154,631)
Net cash provided by (used in) investing activities	3,344	(59,378)
Net cash provided by financing activities	510,000	341,300
Change in cash	$82,943	$127,291

Cash used in operating activities increased due increases in cash used in operations, which was offset by changes in our operating assets and liabilities of $281,906, amortization and depreciation of $224,567 and non-cash expense for stock based compensation of $71,252 and licensed acquired of $10.1 million, and with loss on change in derivative liability of $231,149 for the nine months ended June 30, 2016. Net cash provided by investing activities for the nine months ended June 30, 2016 was primarily from cash acquired with acquisitions of $37,518, net with payments for licensing and website development costs of $12,924 and $21,250, respectively. Net cash provided by financing activities for the nine months ended June 30, 2016 is due to net cash proceeds from the issuance of common stock of $310,000 and issuance of convertible notes of $200,000 compared to $340,000 from the sale of common stock and warrant/option exercise of $1,300 for the same period last year.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception of approximately $21.0 million. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

Cash Requirements

Our plan of operation over the next 12 months is to:

●	Initiate regulatory activities in Europe and the United States;
●	Locate a suitable facility in the U.S. for tech transfer and manufacturing scale-up;
●	Seek to acquire oncological or neurological diagnostic assets;
●	Hire key personnel including, but not limited to, a Chief Medical Officer, Chief Science Officer and Chief Operating Officer;
●	Collaborate with clinical centers and regulations to carry out clinical studies and clinical safety testing; and
●	Initialize efforts to validate the manufacturing process (in certified labs).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2016, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended June 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 ("CEPA"), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014, the District Court dismissed Plaintiff's complaint against Arrayit Corporation for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a vigorous defense against these claims and believe they are without legal merit.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, the Company sold 1,500,000 shares of our common stock to certain investors for net proceeds of $75,000.

On May 5, 2016, the Company issued 200,000 restricted shares of common stock for a finder’s fee to a certain Director for a fair value of $10,000

On May 11, 2016, the Company issued 25,000,000 restricted shares of common stock to acquire certain net assets of Theranostics Health, Inc. for a fair value of $3,150,000.

On May 11, 2016, the Company issued 80,000,000 restricted shares of common stock to acquire Amarantus Diagnostics, Inc. for a fair value of $10,080,000.

Unless otherwise set forth above, the securities described above were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act an and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Stockholders' equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT DIAGNOSTICS, INC.

Date: September 25, 2017	By:	/s/ Philippe Goix
Philippe Goix
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)