Form 10-K
period 2016-09-30
Avant Diagnostics, Inc
filed 2018-08-28
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-54329

AVANT DIAGNOSTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0599151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1050 30th Street NW Suite 107

Washington, D.C. 20007

(Address of principal executive offices) (Zip Code)

(708) 710-9200
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $55,317,921 computed by reference to the closing price of the common stock on September 30, 2016. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of outstanding shares of the Registrant’s common stock, par value $0.00001 per share, at August 7, 2018 was 336,957,722.

AVANT DIAGNOSTICS, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this annual report, except as may be required under applicable securities laws.

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Avant” and “Registrant” refer to Avant Diagnostics, Inc, including subsidiaries and predecessors, except where it is clear that the term refers to Avant Diagnostics, Inc.. Also, any reference to “common shares,” or “common stock,” refers to our common stock, par value $0.00001 per share.

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

Amarantus Diagnostic, Inc. Acquisition

On May 11, 2016, the Company entered into a Share Exchange Agreement with Amarantus BioScience Holdings, Inc. to purchase 100% of the outstanding capital stock of Amarantus Diagnostics, Inc. (“ADI”).

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

Amarantus BioScience Holdings, Inc. issued the Company a $50,000 convertible promissory note bearing interest at 12% per annum and matures one year from the date of issuance. The note was convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to adjustment and certain setoffs. The note was fully paid off on May 24, 2016.

Theranostics Health, Inc. Acquisition

On May 11, 2016, the Company entered into an Asset Purchase Agreement with Theranostics Health, Inc. (“THI”). The Company purchased substantially all of the assets related to THI’s business and assumed certain liabilities.

The Company paid an aggregate consideration of 25,000,000 shares of its common stock for the THI acquisition. Each share of Avant common stock issued in connection with the THI Acquisition shall be subject to a lock-up beginning on May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the Company, at the Company’s sole discretion.

Recent Developments

During the period subsequent to September 30, 2016 through the fiscal year ended September 30, 2017, management has engaged in cost cutting measures primarily in the area of THI corporate overhead. These measures have resulted in bringing operating costs in line with current sales and improving revenue from the new and existing THI pharma services, heading into in the fourth quarter of 2016 – traditionally the fourth quarter of the calendar year is THI’s best performing quarter.

The Company is operationally focused on improving revenues in the THI pharma services business by acquiring customers and expanding existing services agreements with oncology-focused pharmaceutical companies. The Company is now focused on establishing nurturing business relationships with pharmaceutical companies in late stage clinical companion diagnostic development and supportive CLIA commercial launches for combination products in the area of personalized medicine for cancer treatments, including immuno-oncology.

The Company’s premier product is OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. The Company believes this test will be approved by the U.S. Food and Drug Administration (“FDA”) as the first pre-symptomatic screening test for ovarian cancer in the United States, (although there can be no assurance that approval will be obtained), detecting all types and all stages of ovarian cancer with high sensitivity and specificity. The Company’s primary activities since inception has been focused preparing sample specimens in order for OvaDx to obtain FDA approval. The Company has generated minimum revenues since inception.

On May 11, 2016, the Company acquired the rights to MSPrecise®, a proprietary next-generation DNA sequencing (NGS) assay for the identification of patients with relapsing-remitting multiple sclerosis (RRMS) at first clinical presentation, has an exclusive worldwide license to the Lymphocyte Proliferation test (LymPro Test®) for Alzheimer’s disease, which was developed by Prof. Thomas Arendt, Ph.D., from the University of Leipzig, and owns intellectual property for the diagnosis of Parkinson’s disease (NuroPro).

On May 11, 2016, the Company acquired substantially all of the assets and assumed certain liabilities related to the business of THI. THI is a leading developer of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. THI has used these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. THI is also providing these testing capabilities to clinical oncologists to advance personalized medicine through its TheraLink® Diagnostic Assays.

Marketing and Pricing

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

Market Opportunity

According to a study conducted by Quest Diagnostics, the largest clinical testing laboratory in the U.S., the laboratory testing market in the United States is approximately $50 billion market that is 60% controlled by testing performed by hospital-based laboratories. The remaining portion of this market is divided between independent clinical laboratories (35%) and physician office laboratories (POLs) that perform 5% of overall testing. Within the independent clinical laboratory segment, Quest Diagnostics and LabCorp are the two largest national reference labs and control approximately $12.5 billion of this $17.5 billion market segment. The remaining $5 billion is controlled by other national laboratories and smaller independent regional laboratories. Within this $50 billion market, most of the testing that is performed is for routine lab tests and anatomic pathology tests and services. However, recently there has been a dramatic increase in gene-based and esoteric testing. Esoteric tests include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology, and advanced microbiology. Commonly ordered esoteric tests include viral and bacterial detection tests, drug therapy monitoring tests, autoimmune panels, and complex cancer evaluations.

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

In addition to the laboratory testing market, there is another market that is comprised of diagnostic instrumentation and test kits that are marketed for the purpose of performing diagnostic testing on human samples, which normally uses blood, urine, or other body fluid specimens. This market is referred to as the in vitro diagnostic (IVD) market and literally means “within the glass”, as in a test tube. A test that is performed in vitro is one that is done in glass or plastic vessels in the laboratory as opposed to in vivo, which is performed in a living organism. This combination of instrumentation and test kits is generally sold to reference laboratories, hospital clinical laboratories, state and national health testing facilities, and other laboratories that in turn perform the laboratory tests and provide results to physicians and their patients. According to a report published by PricewaterhouseCoopers titled “Diagnostics 2009”, the worldwide IVD market was $37 billion in 2007 and is expected to grow by 5% per annum to $50 billion in 2012. According to market research by Kalorama Information, the U.S. IVD market is the single largest diagnostics market in the world and represents 43% of the global IVD market. The largest IVD companies in the world are Roche, Abbott, Siemens, Johnson & Johnson (Ortho), Beckman Coulter, bioMérieux, Inverness Medical, Bio-Rad, Sysmex, and Becton Dickenson. All of these 10 companies have IVD sales exceeding $1 billion and collectively they represent approximately 85% of the total worldwide IVD market. The fastest growing segment within the IVD market is molecular diagnostics, which is expected to grow by 14% per annum and reach $5 billion in 2012. In the context of this PricewaterhouseCoopers market report, molecular diagnostics includes only those tests that analyze the DNA or RNA of an organism. However, molecular diagnostics is more often widely defined to include tests that analyze other types of molecules as well. In their report, PricewaterhouseCoopers goes on to state that besides the dramatic increase in molecular diagnostics, some of the biggest changes within the diagnostics industry will be the increased use of:

●	Early diagnostics: Diagnostic products permitting the detection of a disease at very early stages of its development thus giving more treatment options (e.g. early ovarian and lung cancer detection allowing surgery);

●	Prognostics: Diagnostics that provide a prediction or estimate the risk of developing a particular condition based on phenotypic (e.g. transcriptomic, proteomic or metabolomic) parameters; or genomic (e.g. hereditary or gene based) characteristics;

●	Companion diagnostics: Diagnostic products to evaluate an individual patient’s likelihood of benefiting from a particular therapeutic or risk of suffering certain adverse events from a particular therapeutic. Companion diagnostics represent a greater integration between diagnostics and therapeutics;

●	Screening tests: Diagnostics performed on people prior to a clinical manifestation of disease - this contrasts with most other medical checks, which are performed when symptoms are already available. Screening typically involves testing a target population for a particular condition as part of a public health strategy;

●	Pharmacogenomic tests: Examine the influence of genetic variation on drug response in patients by correlating gene expression or single nucleotide polymorphisms (SNPs) with a drug’s efficacy or toxicity. The aim of pharmacogenomics is to take into account a patient’s genotype to optimize drug therapy, i.e. to maximize efficacy while minimizing adverse effects.

There are a number of key trends that are having a significant impact on the clinical testing business and represent opportunities for companies that can develop novel diagnostic tests. Clinical laboratory testing is an essential healthcare service and is being favorably impacted by the following:

●	Demographics: The growing and aging population is increasing the demand for clinical testing;

●	Increased testing: Physicians are increasingly relying on diagnostic testing to help identify disease risk, detect the symptoms of disease earlier, aid in the choice of therapeutic regimen, and monitor patient compliance and to evaluate treatment results;

●	Advances in science and technology: Recent medical advances have allowed earlier diagnosis and treatment of diseases and continuing research and development in the area of genomics is expected to yield new, more sophisticated and specialized diagnostic tests. These advances also are spurring interest in, and demand for, personalized or tailored medicine;

●	Prevention and wellness: There is an increased awareness of the benefits of preventative medicine and wellness. Consumers, employers, health plans, and government agencies are increasingly focusing on detecting diseases earlier and providing preventative care that helps avoid disease.

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

Although the initial focus of the Company is the OvaDx® test, the Company will explore opportunities for other microarray-based diagnostic tests, which may include pre-symptomatic screening tests for Parkinson’s disease, Alzheimer’s disease, prostate cancer, and other applications that allow early detection. The Company will also explore companion diagnostic opportunities for pharmaceuticals such as Plavix®, the world’s leading anti-clotting medication that is manufactured by Bristol-Myers Squibb in conjunction with Sanofi-Aventis Pharmaceuticals. With the completion of the human genome sequencing project, genetic research has increased its focus on identifying the variations of the specific genes in the genome. These variations are what define individual characteristics, including disease states or a statistical propensity for disease. The implications are far-reaching and impact not only the research community, but also individual patients and medical providers. Diagnostic tests that detect diseases very early in their progression will provide options for earlier treatments that may improve the patient’s quality of life and prognosis by delaying or preventing disease progression or even death. Medical providers will incur major cost savings by avoiding costly late stage disease treatments.

License Agreements

As a result of a Technology Transfer Agreement dated July 18, 2009, between Avant Diagnostics, Inc. and Arriyat Corporation (“Arriyat”), Avant has exclusive license rights to all of the trade secrets and protocols required for the sale and use of the OvaDx® ovarian cancer test. In addition, as a result of a technology transfer agreement with a stockholder of Avant, we will benefit from an extensive microarray technology patent portfolio and expertise, which includes the following:

●	Patented microarray printing technology: Arrayit’s patented (U.S. Patent 6,101,946) microarray printing technology is differentiated from other techniques in the market because other companies are limited by what they can deposit on a microarray; specifically DNA. The Arrayit technology can deposit any kind of molecule on a microarray, including DNA, proteins, antibodies, patient samples, diagnostic elements, and other compounds. This unique technology gives the Company a competitive advantage in the types of future diagnostic products that it develops and commercializes, as well as freedom to operate in the microarray manufacturing marketplace.

●	Patented VIP technology: Arrayit’s patented microarray diagnostic Variation Identification Platform (VIP) technology has the ability to test 10, 100, 1,000, 10,000, and up to 100,000 patients on a single microscope substrate slide requiring only one assay to match 100,000 patients to a particular disease state. Should any one of those 10 to100,000 patient samples contain the marker for the disease being tested it would produce a red spot; if no disease, a green spot. This procedure also identifies carriers as yellow spots. Because of the sophistication of this patent, one lab could test hundreds of thousands of patient samples a day after receiving a sample of DNA from each patient. VIP is the only method available to the industry that can accomplish this. This is a revolutionary improvement by saving time and money, laboratory space, personnel, equipment, chemicals, reagents and consumables. It also positions the Company uniquely. As microarray diagnostics continue to gain acceptance in healthcare, the need to screen thousands of patients a day will make any competitor’s one patient per slide per experiment methodology far too costly and time consuming. Even when testing just 10 patients, the patented VIP method has impressive 10-fold decrease in time and cost over methods that use one microarray per test. VIP technology is especially attractive for population-wide diagnostic screening applications, such as the H1N1 virus and other infectious diseases. VIP technology is also extremely useful in limited-population screening as companion diagnostics for drugs such as Plavix®. Plavix[v]patients that have the CYP2C19 gene variant respond poorly to Plavix®treatment and a VIP test to screen Plavix®patients would improve drug efficacy by targeting the correct segment of the population that can benefit from this drug. Avant’s multi-patient genotyping procedure is protected by the following patents:

U.S. Patent 6,913,879 Australia 2002218740 Europe 1343911 Korea 10-0756015 New Zealand 523560 Singapore 94899 Taiwan I280282 Israel 153848 People’s Republic of China L01813972.8

●	Microarray expertise: The future success of the Company is made possible by leveraging off the ability to continually innovate and develop sophisticated microarray based diagnostic products. The Company relies on the identification of biomarkers and the ability to commercialize them by utilizing Arrayit’s delivery technology. The Company is seizing the opportunities created by Arrayit’s advanced technologies that are driving the discovery of unique biomarkers in laboratories around the globe. The microarrays manufactured by Arrayit and utilized in the Company’s tests are considered to be the best in the industry and are 99% pure (versus 70% for competitors) and are the most sensitive on the market.

●	Growing menu of screening tests: The Company’s OvaDx® ovarian cancer test will set the standard for early detection and pre-symptomatic screening utilizing a microarray based diagnostic test. We expect to expand this menu of tests to provide other early detection tests for key diseases where adequate diagnostic screening tests do not exist and where early detection can save lives and improve quality of life, such as Parkinson’s disease, Alzheimer’s disease, prostate cancer, and other diseases and medical conditions. We expect that other cancer tests, neurological assays, and areas such as allergy and food intolerance testing will benefit from the efficient patient screening model that are utilized in our tests. Additional markets for consideration that will also benefit from screening tests using our licensed technology are blood typing, parentage testing, forensics, human leukocyte antigen (HLA) analysis, infectious disease diagnosis, food testing, crop testing, and anti-terrorism analysis.

●	Ability to leverage strategic relationships: We expect that the relationships that have been established with the Centers for Disease Control (CDC), Sandia Laboratories, Johns Hopkins University School of Medicine, the U.S. Department of Agriculture (USDA), UT MD Anderson Cancer Center, The Parkinson’s Institute, MIT, Stanford University, the NIH, and other prestigious institutions, organizations, and companies around the world will benefit us immensely as we strive to create a world-class diagnostic testing company. We believe that our relationships will allow us to license biomarkers discoveries from these and other research facilities that have the potential to create innovative diagnostic tests. Similar to our relationship with Wayne State University, and the worldwide exclusive licensing and sponsored research agreements that we put in place with them, we believe additional novel diagnostic tests can be developed based on licensing of biomarkers discovered by our academic and scientific collaborators.

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

Food and Drug Administration

Although the Food and Drug Administration (“FDA”) has consistently claimed that it has the authority to regulate laboratory-developed tests (“LDTs”) that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion by not otherwise regulating most LDTs. Nevertheless, the FDA recently indicated that it is promulgating draft guidance for FDA regulation of most LDTs in the future.

After a medical device is placed on the market, numerous regulatory requirements apply. These include:

●	compliance with the QSR, which require manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

●	labeling regulations, which prohibit the promotion of products for uncleared, unapproved or “off-label” uses and impose other restrictions on labeling; and

●	medical device reporting obligations, which require that manufacturers investigate and report to the FDA adverse events, including deaths, or serious injuries that may have been or were caused by a medical device and malfunctions in the device that would likely cause or contribute to a death or serious injury if it were to recur.

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

Reimbursement and Billing

Reimbursement and billing for diagnostic services is generally highly complex. Laboratories must bill various payors, such as private third-party payors, including MCOs and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:

●	variability in coverage and information requirements among various payors;

●	missing, incomplete or inaccurate billing information provided by ordering physicians;

●	billings to payors with whom we do not have contracts;

●	disputes with payors as to which party is responsible for payment; and

●	disputes with payors as to the appropriate level of reimbursement.

Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be:

●	a third party who provides coverage to the patient, such as an insurance company or MCO;

●	a governmental payor; or

●	the patient.

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

Employees

The Company had one active employee, who is the Company’s former Chief Executive Officer. The Company has not experienced any work disruptions or stoppages and it considers relations with its employee to be good. No employee of the Company is covered by a collective-bargaining agreement.

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

Risks Relating to Our Business and Industry

The report from our Independent Registered Public Accounting Firm contains as explanatory paragraph about our ability to continue as a going concern, If we are unable to continue as a going concern, our securities will have little or no value.

As of September 30, 2016 we had an accumulated deficit of $21,573,123. We currently do not anticipate that our cash will be sufficient to fund our operations through September 30, 2017 without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our stockholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

We are at an early stage of development as a company and do not have any products that generate revenues.

We are a life sciences company. At this time, we do not have any commercial products or laboratory services that generate revenues. Our existing diagnostic offerings will require additional regulatory review, including the FDA, significant marketing efforts and substantial investment before they could provide any revenues. Given our early stage, we estimate initial marketing of OvaDx® by January 2021, after we have received FDA approval for OvaDx®.

We have a history of net losses, and we expect to incur net losses for the foreseeable future and we expect to continue to incur significant expenses to develop and commercialize our tests.

We have incurred substantial net losses since our inception. For the fiscal years ended September 30, 2016 and 2015, we incurred net losses of $11,759,045 and $3,343,078, respectively. From our inception in July 2009 through September 30, 2016, we had an accumulated deficit of $21,573,123. To date, we have not achieved, and we may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing OvaDx®, Theralink®, and Lympro®. We expect to incur additional losses in the future, and we may never achieve profitability.

We have identified a material weakness in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.

In connection with the audit of our consolidated financial statements as of and for the year ended September 30, 2016, our management identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a lack of a full segregation of duties and to our lack of sufficient personnel in our accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and related financial reporting. Please see “Controls and Procedures—Internal Control Over Financial Reporting” for information regarding our remediation efforts. Our management did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the year ended September 30, 2016 in accordance with the provisions of the Sarbanes-Oxley Act. Had we performed such an evaluation, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.

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

We do not have our own research and development facilities dedicated to diagnostic development and may engage consultants and independent contract research organizations to design and conduct clinical trials in connection with the development of our diagnostic products. As a result, these important aspects of a product’s development will be outside of our direct control. In addition, there can be no assurance that such third parties will perform all of their obligations under arrangements with us or will perform those obligations satisfactorily.

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

Physicians and patients may decide not to order the OvaDx® unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion or all of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including OvaDx®, and any of our future diagnostics and therapies. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

●	not experimental or investigational,

●	medically necessary,

●	appropriate for the specific patient,

●	cost-effective, and

●	supported by peer-reviewed publications.

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

In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule by 2%. Overall the expected total fee cut to the CLFS for 2013 is 2.95% not including a further reduction of 2% anticipated from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011, which will go into effect for dates of service on or after April 1, 2013 unless Congress acts to modify the automatic cuts.

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

Changes in healthcare policy, such as the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, decrease revenues, increase costs and divert management’s attention from our business.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States make us subject to foreign regulatory requirements and cost-reduction measures, which may also change over time.

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

The FDA requires extensive pre-market clinical testing prior to submitting a regulatory application for commercial sales. OvaDx® and our other product candidates require pre-market clinical trials, and whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our test. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test, or to become profitable.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to other regulations by both the federal government and the states in which we conduct our business, including:

●	Medicare billing and payment regulations applicable to clinical laboratories;

●	the federal Medicare and Medicaid Anti-kickback Law and state anti-kickback prohibitions;

●	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

●	the federal Health Insurance Portability and Accountability Act of 1996;

●	the Medicare civil money penalty and exclusion requirements; and

●	the federal civil and criminal False Claims Act.

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

For the fiscal year ending September 30, 2016, we expect to derive substantially all of our revenues from sales of OvaDx®. We anticipate commencing full implementation of our sales and marketing strategy as early as January 2021. We are in various stages of research and development for other function-based diagnostic assays that we may offer as well as for enhancements to our existing test. We do not currently expect to commercialize these additional tests for other disease indications until at least 2019. If we are unable to increase sales of OvaDx® or to successfully develop and commercialize other diagnostic tests, enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

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

If our laboratory facility should become inoperable, we will be unable to perform our tests and our business will be harmed.

For the fiscal year ended September 30, 2016, we acquired a CLIA laboratory from THI. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future.

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

For example, because most of our molecular diagnostic tests are only utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular diagnostic tests in order to continue to generate revenue. Our pipeline of new molecular diagnostic and companion diagnostic test candidates is in various stages of development and may take several more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional molecular diagnostic or companion diagnostic tests through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests or services for commercial use, we may not be able to develop tests or services that:

●	meet applicable regulatory standards, in a timely manner or at all;

●	successfully compete with other technologies and tests;

●	avoid infringing the proprietary rights of others;

●	are adequately reimbursed by third-party payors;

●	can be performed at commercial levels or at reasonable cost; or

●	can be successfully marketed.

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

In order to develop and commercialize our molecular diagnostic and companion diagnostic test candidates, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular diagnostic tests and companion diagnostic tests currently in development, potentially license or acquire additional companies or technologies and engage in commercialization activities in anticipation of the launch of additional molecular diagnostic tests companion diagnostic tests. Because of the numerous risks and uncertainties associated with developing our tests and their potential for commercialization, we are unable to predict the extent of any future profits. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

●	our ability to transition from our existing product portfolio to our new products and to commercialize these new tests;

●	our ability to obtain full or partial reimbursement for new products;

●	our ability to sell our other existing molecular diagnostic tests to new patients;

●	our ability to identify biomarkers that may lead to future molecular diagnostic tests and companion diagnostic tests;

●	our ability to develop test candidates and receive any required regulatory approvals;

●	our ability to successfully commercialize our tests in our existing markets and to extend into new markets outside the United States;

●	the approval and introduction of competitive tests;

●	reductions in reimbursement by third-party payors or their willingness to provide full or even partial reimbursement for our tests;

●	our ability to maintain and enforce our intellectual property rights covering our molecular diagnostic tests and companion diagnostic tests;

●	our ability to maintain and grow our sales force and marketing team to market our tests;

●	our ability to successfully integrate, develop and grow products and services and the business of any other companies or technologies that we may license or acquire;

●	our ability to increase commercial acceptance of our current molecular diagnostic tests; and

●	our ability to maintain or grow our current revenues.

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

To develop and bring new molecular diagnostic tests and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing. If we are unable to secure adequate funding, we may be required to reduce research and development projects, limit sales and marketing activities, reduce headcount or potentially even discontinue operations. Our future capital requirements will depend on many factors that are currently unknown to us, including:

●	our ability to maintain the existing licenses to our molecular diagnostic tests and enter into collaborations, licensing or other arrangements favorable to us;

●	the scope, progress, results and cost of development, clinical testing and pre-market studies of any new molecular diagnostic tests that we may discover or acquire;

●	the progress, results, and costs to develop additional molecular diagnostic tests;

●	the costs by us or our licensors of preparing, filing and prosecuting patent applications, maintaining and enforcing our current issued patents, and defending intellectual property-related claims;

●	the costs of acquiring technologies or businesses, and our ability to successfully integrate and achieve the expected benefits of our business development activities and acquisitions;

●	the progress, cost and results of our international expansion efforts;

●	the costs of expanding our sales and marketing functions and commercial operation facilities in the United States and in new markets;

●	the costs, timing and outcome of any litigation against us; and

●	the costs to satisfy our current and future obligations.

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

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. However, these acquisitions may not achieve profitability or generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

●	we may have difficulty integrating operations and systems;

●	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

●	we may not be successful in launching new molecular diagnostic tests or companion diagnostic tests, or if those tests are launched they may not prove successful in the market place;

●	we may experience additional financial and accounting challenges and complexities in areas such as planning and financial reporting;

●	we may assume or be held liable for risks and liabilities, including for environmental-related costs, as a result of our acquisitions, some of which we may not discover during our due diligence;

●	we may incur significant additional operating expenses;

●	our ongoing business may be disrupted or receive insufficient management attention; and

●	we may not be able to realize synergies, the cost savings or other financial and operational benefits we anticipated, or such synergies, savings or benefits may take longer than we expected.

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

The difficulties and risks associated with the integration of any other businesses that we may acquire include:

●	possible inconsistencies in the standards, controls, procedures, policies and compensation structures;

●	the increased scope and complexity of the acquired company’s operations;

●	the potential loss of key employees and the costs associated to retain key employees;

●	risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies; and

●	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of our operations with the operations of any other companies that we may acquire.

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

We will need to raise additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts or even discontinue or curtail our operations.

We will need to raise additional capital to fund our future operations and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates or our commercialization efforts. We also may be required to:

●	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and/or

●	relinquish license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

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

Potential events or factors that may have a significant impact on our ability to generate revenue for our molecular diagnostic business include the following:

●	increased costs of reagents and other consumables required for molecular diagnostic testing;

●	increased licensing or royalty costs, and our ability to maintain and enforce the intellectual property rights underlying our tests and services;

●	increased personnel and facility costs;

●	our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our molecular diagnostic business, and sales personnel;

●	our inability to obtain necessary equipment or reagents to perform molecular diagnostic testing;

●	our inability to increase production capacity as demand increases;

●	our inability to expand into new markets outside the United States;

●	the efforts of third party payors to limit or decrease the amounts that they are willing to pay for our tests;

●	changes in intellectual propriety law applicable to our patents or enforcement in the United States and foreign countries;

●	potential obsolescence of our tests;

●	our inability to increase commercial acceptance of our molecular diagnostic tests;

●	increased competition and loss of market share; and

●	increased regulatory requirements.

We rely on a single laboratory facility to process each of our molecular diagnostic tests in the United States and a single laboratory facility to perform our clinical services. Failure to maintain the operations of these laboratories in compliance with applicable regulations would seriously harm our business.

We are relying on Docro, Inc. to provide samples for testing and to oversee the testing procedure. Docro has close relationships with the FDA. Docro has access to all of the samples required to do all of the requisite FDA submissions. We are relying on Arrayit, Inc. to perform the FDA validation testing, which Docro will supervise. After initial FDA approval, Arrayit may initially manufacture the tests. Should the Company or OvaDx® be purchased or licensed by another company, manufacturing will pass to the purchaser. There are no other major vendors.

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

The clinical laboratory and testing fields are intense and highly competitive. Tests that are developed are characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and other research institutions. Some of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important genes and determine their function before we do. We could be adversely affected if we do not discover genes, proteins or biomarkers and characterize their function, develop molecular diagnostic and pharmaceutical and clinical services based on these discoveries, obtain required regulatory and other approvals and launch these tests and their related services before our competitors. We also expect to encounter significant competition with respect to any molecular diagnostic and companion diagnostic tests that we may develop or commercialize. Those companies that bring to market new molecular diagnostic and companion tests before we do may achieve a significant competitive advantage in marketing and commercializing their tests. We may not be able to develop additional molecular diagnostic tests successfully and we or our licensors may not obtain or enforce patents covering these tests that provide protection against our competitors. Moreover, our competitors may succeed in developing molecular diagnostic and companion diagnostic tests that circumvent our technologies or tests. Furthermore, our competitors may succeed in developing technologies or tests that are more effective or less costly than those developed by us or that would render our technologies or tests less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known and changes in intellectual property laws generate challenges to our intellectual property position.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	we or our licensors were the first to make the inventions covered by each of our patent applications;

●	we or our licensors were the first to file patent applications for these inventions;

●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

●	any of our or our licensors’ patent applications will result in issued patents;

●	any of our or our licensors’ patents will be valid or enforceable;

●	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable tests, will provide us with any competitive advantages or will not be challenged by third parties;

●	we will develop additional proprietary technologies or tests that are patentable;

●	the patents of others will not have an adverse effect on our business; or

●	our patents or patents that we license from others will survive legal challenges, and remain valid and enforceable.

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

Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

●	CLIA, which requires that laboratories obtain certification from the federal government;

●	FDA laws and regulations;

●	HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions; amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general and impose requirements for breach notification;

●	state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;

●	the federal anti-kickback law, or the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;

●	the federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

●	the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

●	other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers; and

●	similar foreign laws and regulations that apply to us in the countries in which we operate.

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

Our companion diagnostic products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, companion diagnostics must receive FDA clearance or approval before they can be commercially marketed in the U.S. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products could:

●	take a significant period of time;

●	require the expenditure of substantial resources:

●	involve rigorous pre-clinical testing, as well as increased post-market surveillance:

●	require changes to products; and

●	result in limitations on the indicated uses of products.

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

Our common stock is quoted on the OTC Pink maintained by OTCMarkets, Inc. under the symbol AVDX, where an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell its securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. In addition, there is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

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

In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

●	failure of any of our recently launched tests and any new test candidates to achieve commercial success;

●	failure to sustain revenue growth or margins in our molecular diagnostic business;

●	changes in the structure of healthcare payment systems and changes in the governmental or private insurers reimbursement levels for our molecular diagnostic tests;

●	introduction of new commercial tests or technological innovations by competitors;

●	termination of the licenses underlying our molecular diagnostic and pharmaceutical and clinical services;

●	delays or other problems with operating our laboratory facilities;

●	failure of any of our research and development programs;

●	changes in intellectual property laws of our patents or enforcement in the United States and foreign countries;

●	developments or disputes concerning patents or other proprietary rights involving us directly or otherwise affecting the industry as a whole;

●	missing or changing the financial guidance we provide;

●	changes in estimates or recommendations by securities analysts relating to our common stock or the securities of our competitors;

●	changes in the governmental regulatory approved process for our existing and new tests:

●	failure to meet estimates or recommendations by securities analysts that cover our common stock;

●	public concern over our approved tests and any test candidates;

●	litigation;

●	future sales or anticipated sales of our common stock by us or our stockholders;

●	the timing and amount of repurchases of our common stock;

●	general market conditions;

●	seasonal slowness in sales, particularly in the quarters ending September 30 and March 31, the effects of which may be difficult to understand during periods of growth;

●	economic, healthcare and diagnostic trends, disasters or crises and other external factors; and

●	period-to-period fluctuations in our financial results.

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

Future sales of substantial amounts of the Company’s common stock could harm the market price of its stock. This also could harm the Company’s ability to raise capital in the future. Certain shares issued in conjunction with the Exchange Agreement are expected to be registered through the filing of a registration statement with the SEC. These shares will then be freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”) by persons other than “affiliates,” as defined under the Securities Act. Any sales of substantial amounts of the Company’s common stock in the public market, or the perception that those sales might occur, could harm the market price of the Company’s common stock.

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

Because we became a public company by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms and we will also be subject to a one-year “seasoning period” before we will be permitted to list our securities on a securities exchange.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future. In addition, companies that become public through a “reverse takeover” are not permitted to list their securities on a securities exchange until (i) the company has completed a one-year “seasoning period” by trading in the United States over-the-counter market or on another regulated United States or foreign exchange following the reverse merger, and filed all required reports with the SEC, including audited financial statements, and (ii) the company maintains the requisite minimum share price for a sustained period, and for at least 30 of the 60 trading days, immediately prior to its listing application and the exchange’s decision to list.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

Securities quoted on the over-the-counter markets like the OTC Pink maintained by OTCMarkets, Inc. are frequent targets of fraud or market manipulation, both because of their generally low prices and because there are limited reporting requirements for over-the-counter traded securities than those of the stock exchanges or NASDAQ. Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The Company is not current in its reporting requirements with the Securities and Exchange Commission. Until such time as the Company is current in such reporting requirements, there may not be liquidity in the Company’s common stock.

The Company is not current in its reporting obligations with the SEC and the Company was previously a “shell company” as defined in Rule 12b-2 under the Exchange Act. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the Company (a) is no longer a shell company; and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the Company is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports. As a result, restricted securities of the Company cannot become free-trading except in connection with an actual sale meeting the foregoing requirements or pursuant to an effective registration statement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of September 30, 2016, the Company leases corporate office space on a month-to-month basis for $200 per month from an entity controlled by Gregg Linn, the Company’s former Chief Executive Officer. For the years ended September 30, 2016 and 2015, total rent expense was $18,400 and $2,400, respectively.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of September 30, 2016, except as discussed below.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

As of September 30, 2016, our common stock began trading on OTCQB Marketplace maintained by OTC Markets, Inc. under the symbol “AVDX.” Prior to that date, our common stock was traded under the symbol “OREO.” Prior to February 18, 2014, there was no public market for our common stock. The closing price of our common stock on OTCQB Marketplace on September 30, 2016 was $0.25 per share. The following table sets forth the range of high and low bid quotations as reported on the OTCQB for the periods indicated.

Fiscal Year Ended September 30, 2016	High	Low
Quarter ended September 30, 2016	$0.40	$0.22
Quarter ended June 30, 2016	$0.43	$0.11
Quarter ended March 31, 2016	$0.72	$0.20
Quarter ended December 31, 2015	$0.48	$0.20

Fiscal Year Ended September 30, 2015	High	Low
Quarter ended September 30, 2015	$0.50	$0.20
Quarter ended June 30, 2015	$1.65	$0.40
Quarter ended March 31, 2015	$1.73	$0.34
Quarter ended December 31, 2014	$0.59	$0.27

Holders of Common Stock

As of September 30, 2016, we had 62 holders of record of our common stock.

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

Recent Sales of Unregistered Securities.

Except for the shares issued to AMBS and THI, we did not issue any unregistered securities during the quarter ended September 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this annual report on Form 10-K includes statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	general economic and business conditions;

●	substantial doubt about our ability to continue as a going concern;

●	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;

●	our inability to successfully recruit and retain qualified personnel in order to continue our operations;

●	our ability to successfully implement our business plan;

●	if we are unable to successfully acquire, develop or commercialize new products;

●	our expenditures not resulting in commercially successful products;

●	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;

●	the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and

●	other factors discussed under the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refer to Avant Diagnostics, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

As of September 30, 2015 , there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

On January 27, 2015, the Company effected a change in the par value of its common stock to $0.00001 per share. Accordingly, the Company has recorded a retroactive reclassification to reflect the change in par value on its accompanying consolidated balance sheets for all periods presented.

Corporate Actions Pursuant to Schedule 14C

Effective twenty days after the January 29, 2015 mailing date of our Schedule 14C, or February 18, 2015, we effected the following corporate actions:

●	Changed our corporate name to Avant Diagnostics, Inc.;

●	Effected a reverse stock split by a ratio of 1 for 17; and

●	Authorized the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors.

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

During the period, subsequent to September 30, 2016 through the date of the filing of this annual report, management has engaged in cost cutting measures primarily in the area of THI corporate overhead. These measures have resulted in bringing operating costs in line with current sales and improving revenue from the new and existing THI pharma services, heading into in the fourth quarter of 2016 – traditionally the fourth quarter of the calendar year is THI’s best performing quarter.

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

Amarantus Diagnostic, Inc. Acquisition

On May 11, 2016, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Amarantus BioScience Holdings, Inc. (the “Shareholder”) to purchase 100% of the outstanding capital stock of Amarantus Diagnostics, Inc. (“ADI”) (the “ADI Acquisition”).

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

Theranostics Health, Inc. Acquisition

On May 11, 2016, the Company entered into an Asset Purchase Agreement (the “THI Purchase Agreement”) with Theranostics Health, Inc. (“THI”). The Company purchased substantially all of the assets related to THI’s business and assumed certain liabilities (the “THI Acquisition”).

The Company paid an aggregate consideration of 25,000,000 shares of its common stock for the THI Acquisition. Each share of Avant common stock issued in connection with the THI Acquisition shall be subject to a lock-up beginning on May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the Company, at the Company’s sole discretion.

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

On the same date, the newly elected directors terminated Robert C. Rhodes and Steven M. Plumb as officers of the Company and elected a new officer of the Company. As a result, the officers and directors of the Company were as followed:

Name	Title
Gregg Linn	President, Chief Executive Officer, Chairman, Chief Financial Officer and Director

Joseph Roth	Director

Randall Letcavage	Director

Professional Services Agreement with DOCRO, Inc.

Effective February 23, 2015, we engaged the professional services of DOCRO, Inc. (“DOCRO”) to manage the preparation and the submission of the pre-submission package for OvaDx ® and to conduct the negotiation with the U.S. Food and Drug Administration (“FDA”) office for the process for obtaining a 510(k) clearance of the OvaDx ® device intended for use as an aid in monitoring women diagnosed with ovarian cancer. DOCRO shall be compensated by the Company on a project basis as expressly set forth in the engagement agreement. There are no other contingent payment terms under the engagement agreement. Additionally, we purchased the necessary serial set FDA specimens to be utilized in the near future for the FDA pre-submission trials.

Effective July 29, 2015, we expanded our professional service agreement with DOCRO to include the retention of a FDA clinical principle investigator as well as the purchase of additional single-point ovarian cancer specimens.

Results of Operations

Comparison of the Year Ended September 30, 2016 to the Year Ended September 30, 2015

Net Loss. For the year ended September 30, 2016, we had a net loss of $11,759,045 compared to a net loss of $3,343,078 for the year ended September 30, 2015. The increase in loss was primarily due to an increase in general and administrative expense from $566,416 for the year ended September 30, 2015 to $1,230,992 for the year ended September 30, 2016. Research and Development cost increased from $25,000 for the year ended September 30, 2015 to $10,080,000 for the year ended September 30, 2016.

Revenue

Revenues earned as of September 30, 2016 and 2015 are $118,040 and $0 respectively.

Operating Expenses

General and administrative expenses increased by $664,576 from $566,416 to $1,230,992 for the year ended September 30, 2016, as compared to the same period in 2015. The overall increase is primarily the result of an increase in investor relations expense. Professional fee expenses increased by $202,739 from $110,536 to $313,275 for the same period, respectively, which was primarily due to an increase in the utilization of outside consultants for accounting.

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

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the years ended September 30, 2016 and 2015:

	September 30,	September 30,
	2016	2015
Current assets	$42,234	43,677
Current liabilities	2,115,369	621,315
Working capital	$(2,073,135)	(577,638)

The decrease in working capital is due to increase in current liabilities. The decrease in working capital is due to a decrease in current assets from the value of marketable securities and an increase in accounts payable and accrued liabilities. As described in Note 5, we chose to fully impair our available-for-sale securities, which consisted of 10,000,000 shares of Arrayit (OTCBB: ARYC) acquired in August 2014.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30, 2016 and 2015:

	Year Ended September 30,
	2016	2015
Net cash used in operating activities	$(683,004)	(201,612)
Net cash provided by (used in) investing activities	(20,587)	(102,053)
Net cash provided by financing activities	660,807	341,300
Change in cash	$(42,784)	37,635

The decrease in cash used in operating activities was due to the higher net loss, which was partially offset by an increase in accrued payroll and benefits and accrued liabilities for the year ended September 30, 2016, as compared to the previous year. The increase in net cash provided by financing activities for the year ended September 30, 2016 is due to the issuance of common stock for cash for net proceeds of $660,807.

Going Concern

The consolidated financial statements contained in this annual report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through September 30, 2016 of $21,573,123. Presently, we may not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Subsequent to September 30, 2016, the Company continues to incur net losses from operating activities. The Company raised $225,000 from private placement offerings during December 2015 and January 2016. The Company has been able to allocate much of the funds raised through private financing directly toward obtaining FDA approval for OvaDx® and a minimal amount of cash has been used towards operating activities. Most of the contracts are paid with Company stock instead of cash or at reduced rates. Without the continued support of our investors, contracted professionals and vendors the Company would not be able to continue.

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

Contractual Obligations and Commitments

We have no material long-term contractual cash obligations as of September 30, 2016.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial for end of the year September 30, 2016 and 2015, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of September 30, 2016 and 2015, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 25, 2017, the board of directors of the Company dismissed Marcum LLP (“Marcum”) as the independent registered public accounting firm for the Company and its subsidiaries, effective immediately.

Marcum’s report on the Company’s financial statements for the fiscal year ended September 30, 2015 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no report of Marcum on the financial statements of the Company for the fiscal year ended September 30, 2015 and through August 25, 2017 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended September 30, 2015 and through August 25, 2017: (i) there have been no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement in connection with its reports for such periods and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K, except certain material weaknesses in the Company’s internal controls over final reporting, as discussed in the Form 10-K for the fiscal year ended September 30, 2015.

Effective August 25, 2017, the Company engaged Weinstein & Co. (“Weinstein”) as the new independent registered public accounting firm for the Company and its subsidiaries.

During the fiscal years ended September 30, 2015 and 2016 and through August 25, 2017, neither the Company nor anyone on its behalf consulted Weinstein regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or any reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). Weinstein did not provide the Company with a written report or oral advice that they concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2016, based on the material weaknesses defined below.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control of Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

●	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2016 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2016.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended September 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names, ages and positions of our directors and executive officers as of July 4, 2018, are as follows:

NAME	AGE	POSITION
Jeffrey Busch	60	Executive Chairman
Michael Ruxin, M.D.	72	Chief Executive Officer and Director
Scott VanderMeer	32	Interim Chief Financial Officer
Jeffrey Stephens	39	Director
Robert Trapp	63	Director
John Brugmann	71	Director
Henry Cole	73	Director

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

Background of Executive Officers and Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Jeffrey Busch. Mr. Busch was appointed as executive chairman of the Company effective as of May 25, 2018. Mr. Busch is the current Chairman and CEO of Global Medical REIT, a NYSE listed (NYSE:GMRE) and publicly traded company which acquires licensed medical facilities. Mr. Busch has been a Presidential Appointee, entrepreneur and active investor in various asset classes, including medical and pharmaceutical since 1985. Mr. Busch has had a distinguished career in public service, which included serving as a Chief of Staff to a United States Congressman and serving in senior positions in two U.S. Presidential Administrations. Mr. Busch oversaw hundreds of millions of dollars in economic development programs. Mr. Busch represented the United States before the United Nations in Geneva, Switzerland. Mr. Busch has served as a top advisor to several publicly traded medical companies and has worked in the medical, blood supply and management field. Mr. Busch also served as President of Safe Blood International Foundation, where he oversaw the establishment of medical facilities in 35 developing nations, including China, funded by the U.S. Center for Disease Control, USAID, Chinese government and corporate and private entities. Mr. Busch is a graduate of the New York University Stern School of Business, holds a Master of Public Administration specializing in health care from New York University, and a Doctor of Jurisprudence from Emory University.

Michael Ruxin. Dr. Ruxin was appointed as chief executive officer of the Company effective as of May 25, 2018 and as a director of the Company effective June 23, 2018. Dr. Ruxin has been a strategic advisor to the Company since December 2017.  Previously, Dr. Ruxin was the Chairman, CEO and Founder of Global Med Technologies, Inc. (GLOB). He grew GLOB from a foundational concept to an international medical software company, specializing in FDA approved software, with specific diagnostic capabilities, and serving over 30 countries on 4 continents. Under his leadership, GLOB had its initial financing, its public offering and subsequent follow-on financings. Dr. Ruxin also founded PeopleMed, Inc., a validation and chronic disease management software subsidiary of GLOB. In addition, he conceived and executed the acquisition and financing of Inlog, a French software company serving the EU, becoming the Directeur General and responsible for European Operations—and eDonor, a US based regulated software company serving domestic and international blood donor centers. Prior to Dr. Ruxin engineering the sale of GLOB to a NYSE company, Haemonetics Corp. (HAE), he led his team to national prominence by being awarded the #1 position in quality of product and customer service against billion dollar software companies, rated by an industry-respected, independent software rating service. After GLOB’s acquisition by Haemonetics, Dr. Ruxin was asked to stay with the company through the transition. Dr. Ruxin was on the Executive Management Team (EMT) at Haemonetics for approximately 6 months after the merger. The EMT was responsible for diagnostic strategies and identified domestic and international software opportunities for the Company. Before founding Global Med Technologies, Dr. Ruxin founded and was President and CEO of DataMed International, Inc. (DMI), a private, international drugs of abuse management company (from 1989-1997). DMI’s clients included FedEx, International Multi-Foods, Los Alamos National Laboratories, Chevron, ConAgra, Nestles and AT&T, among over 500 other companies. Dr. Ruxin was one of the first 10 certified Medical Review Officers in the country, and he participated in writing the Federal legislation for drugs of abuse testing. Dr. Ruxin received his M.D. degree from the University of Southern California and his B.A degree in Philosophy from the University of Pittsburgh.

Scott VanderMeer. Mr. VanderMeer was appointed as Interim Chief Financial Officer of the Company in December 2017. Mr. VanderMeer has been the co-founder and Managing Partner of Infusion 51a, LP which is a fund that restructures companies with impediments, CFO of VC firm International Infusion LP, and CFO, Founder, and Director of Vivacitas Oncology Inc. an oncology therapeutic company since December 2014, February 2014 and August 2015, respectively. Mr. VanderMeer has been instrumental in the development and expansion of International Infusion’s current portfolio, leveraging key business development relationships, both domestic and international. Mr. VanderMeer has managed the firm’s research committee, focusing on vetting potential projects across an array of sectors. Mr. VanderMeer is responsible for activities at each of these entities as they relate to finance, accounting, bookkeeping, working with administrators, corporate communication, and working through audits to completion. Mr. VanderMeer graduated from the University of Illinois at Chicago with a B.S. in Business Marketing and an M.B.A with a concentration in Real Estate.

Jeffrey Stephens. Mr. Stephens was appointed as a director of the Company in June 2017. Mr. Stephens is a co-founder and a Managing Partner of Infusion 51a LP, International Infusion Holdings LLC, and International Infusion Advisors LLC. Mr. Stephens is also the CEO of International Infusion Inc., International Infusion LP, and a co-founder and director of Vivacitas Oncology, Inc. With an emphasis on the global market, he uses key positioning and strategies to identify investment vehicles that meet proprietary investment parameters. He currently serves as the managing partner of International Infusion, a think tank venture capital firm aimed directly at disruptive technologies. Mr. Stephens co-founded and is a director of the not-for-profit organization Camp Athlete, Inc., which is an organization geared towards students to improve their academic and athletic achievements. He graduated from the University of Southern Indiana with a B.S. in Psychology.

Robert Trapp. Mr. Trapp was appointed as a director of the Company in November 2017. Mr. Trapp has over 30 years of cross-cultural business experience with both public and privately-owned companies in Asia, the United States and Canada, in a diverse range of industries including hospitality, finance, property, mining, software, biotech and consumer goods. Mr. Trapp’s experience is in operational management, administration, financial management, marketing, and regulatory compliance. Mr. Trapp is the Chief Executive Officer of BMI Capital International LLC, a broker-dealer, a position he has held since June of 2015. Mr. Trapp also serves as General Manager of SeD Development Management LLC, a subsidiary of Singapore eDevelopment Limited, a company listed on the Singapore Stock Exchange, a position he has held since September of 2015. In addition, Mr. Trapp presently serves on the Board of Directors of several of the subsidiaries of Singapore eDevelopment Limited, including HWH International, Inc. and Global BioLife Inc. Previously, Mr. Trapp served on the Board of Directors of Amarantus Bioscience Holdings Inc. from February of 2017 until May of 2017 and on the Board of Directors of HotApp International Inc. from December of 2014 until June of 2016. Mr. Trapp served as President and Director at Master of Real Estate LLC, a subsidiary of ZH International Holdings Ltd. (formerly Heng Fai Enterprises Limited), a company listed on the Hong Kong Stock Exchange, from August of 2014 to August of 2015 and served as Senior Vice-President with Inter-American Management LLC, a property management subsidiary of ZH International Holdings Ltd, from October of 2013 to August of 2015. Mr. Trapp served as a Director of eBanker USA.com, a subsidiary of ZH International Holdings Ltd, from August of 1998 to August of 2015, and served as GM and Rep Director with Hotel Plaza Miyazaki, a subsidiary of eBanker USA.com from September 2009 to May 2013. Mr. Trapp holds a Bachelor of Commerce degree from the University of Calgary and Bachelor of Applied Arts in Hospitality & Tourism Management from Ryerson Polytechnical Institute in Toronto, Ontario.

John Brugmann. Mr. Brugmann was appointed as a director of the Company effective as of May 25, 2018. Mr. Brugmann brings with him over 30 years’ experience in the financial industry. During his 27 years at UBS Financial, he focused on international and offshore clients and played key roles in large commercial real estate financing, public offerings and portfolio management for endowments, pension and Union funds. Mr. Brugmann served as President of the board of Trustees for New York Military Academy, and Chairman of the Finance Committee for The Helen Hayes Theatre (Nyack, NY), and was voted the “Business Man of the Year” for Rockland County, NY.

Henry Cole. Mr. Cole was appointed as a director of the Company effective as of June 9, 2018. Mr. Cole has served as President of Global Development International, LLC, a position he has held since 2007, where he provides development support, management and oversight for companies and varied program initiatives in medical and healthcare programs and products, including Instant Labs Medical Diagnostics, Inc. (molecular diagnostics, hospital based infections), MedPharm, Inc. (global and developing country hospital and clinic support), MPRC Group, LTD (medical equipment, medical system planning and support throughout the Middle East), and various others. Mr. Cole previously served from 1989 to 2005 as President and Corporate Officer at Futures Group International and Futures Group Holdings. Under his direction, corporate programs expanded to offices in over 40 countries. Mr. Cole has served on the Faculty of Economics, Tulane University (1969 – 1972) and The US President’s Council of Economic Advisors as staff intern (1969 – 1970). Mr. Cole has served as an independent director of Global Medical REIT (NASDAQ: GMRE) since May 2015. Mr. Cole has served on the boards of numerous organizations including the Millennium Project from 1996 to 2006; the Futures Institute for Sustainable Development from 2001 to 2005; Foundation Against HIV and AIDS from 2007 to 2011; Kids Save International from 2006 to 2012; Triple Win International from 2008 to 2013; and others. He has worked in over 28 countries, with in-depth experience in Egypt, Turkey, Ghana, Cameroon, Kenya, Sudan, Sahelian Africa, Haiti, Trinidad, Bahamas, Philippines, Indonesia and India. Mr. Cole holds a B.A. in Economics from Yale University and an MA as well as completed Ph.D. studies (ABD) in Political Economy, with written comprehensive exams and faculty oral exams completed from The Johns Hopkins University.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Director Experience

Our Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. We intend to adopt one during the fiscal year ended September 30, 2018.

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

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. The Company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert in foreseeable future.

Audit Committee Financial Expert

The Company’s does not have an audit committee financial expert since Company’s board of directors currently acts as the audit committee and the board of directors currently consists of only three directors one of which is the Company’s sole officer. While the Company believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting the Company is currently engaged in a search to identify a qualified individual who will meet the definition of “audit committee financial expert as that term is defined by Item 407(d)(5) of Regulation S-K.

Compensation Committee

We have not yet appointed a compensation committee, and our Board of Directors currently acts as a compensation committee. The Company intends to appoint a compensation committee comprised entirely of independent directors, including at least one financial expert in foreseeable future.

Nominating and Corporate Governance Committee

We have not yet appointed a Nominating and Corporate Governance Committee, and our Board of Directors currently acts as our Nominating and Corporate Governance Committee. The Company intends to appoint a Nominating and Corporate Governance Committee in foreseeable future.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the fiscal year ended September 30, 2016 for services to our company.

	Fees Earned or	Option
Name	Paid in Cash	Awards(1)	Total
Joseph Roth	$-	$3,750	$3,750
Randall Letcavage	$-	$3,750	$3,750
Gerald Commissiong	$-	$-	$-

(1)	On April 22, 2015, we issued each director 50,000 shares of common stock of the Company.
(2)	On March 24, 2016, the Company issued an aggregate of 200,000 restricted shares of common stock to the two independent professionals to serve as Board of Directors for a fair value of $10,000. These shares vest over a one-year service period.
(3)	On May 5, 2016, the Company issued 200,000 restricted shares of common stock for a finder’s fee to a certain Director for a fair value of $10,000.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system that requires that a majority of our board of directors be independent. As of the date of this Annual Report, our board of directors has determined that a majority of the board consists of members who are currently “independent” as that term is defined under current listing standards of NASDAQ.

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

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no filings were required, the Company believes that during the fiscal year ended September 30, 2016, all filings required under Section 16(a) have been timely filed, except our executive officers and directors have not filed a Form 3 to date.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Gregg Linn (1)	2016	$240,000	--	--	$54,000	$294,000
Chief Executive Officer, President and Director	2015	$240,000	--	--	$54,000	$294,000

(1)	Mr. Linn resigned as CEO and a director of the Company on June 2, 2017. The salary and other compensation has been accrued but has not been paid. In accordance with the terms of his employment agreement, Mr. Linn is entitled to receive a yearly automobile allowance of $18,000 as well as yearly payments for health insurance equal to $36,000. The amounts have been accrued but not paid as of the date of this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of September 30, 2016.

Employment Agreements

On October 1, 2014, we entered into an employment agreement with Gregg Linn, our Chief Executive Officer. The employment agreement provide that Mr. Linn will receive an annual base salary of $240,000 per year. In addition, Mr. Linn is entitled to monthly car allowance of $1,500 and the Company has agreed to pay to Mr. Linn the greater of 100% of all health care premiums of $3,000 per month. Mr. Linn is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The employment agreement provides for termination of Mr. Linn’s employment without any further obligation on our part upon the death or disability of the executive or for cause. In the event that an executive’s employment is terminated for good reason, we are obligated to pay Mr. Linn his base salary for a twelve month period beginning on the date of termination and any pro-rated potion of any bonus payable to Mr. Linn, which shall be assumed to be 30% of his base compensation unless otherwise provided for by the board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, regarding the beneficial ownership of the Company’s Common Stock as of August 24, 2018 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

Except as otherwise set forth below, the business address of each person listed below is 1050 30th Street NW, Suite 107, Washington, D.C. 20007.

		Number of Shares		Percentage of Shares
Title of Class	Name and Address	Owned		Owned (1)
	5% Stockholders
Series A Preferred Stock	Jeffrey Busch	230,000	(2)	14.6%
Series A Preferred Stock	Infusion 51a L.P. 233 S. Wacker Drive, 84th Floor Chicago, IL 60606	344,215	(2)(6)	21.91%
Series A Preferred Stock	Coastal Investment Partners LLC 81 Prospect St. Brooklyn, NY 11201	192,832	(2)	12.27%
Series A Preferred Stock	Kelly Family Trust 20 Kittansett Loop Henderson, NV 89052	150,000	(2)	9.55%
Series A Preferred Stock	Anand Gokel 3754 Benton Street Santa Clara, CA 95051	124,587	(2)	7.93%
Series A Preferred Stock	International Infusion LP 8618 Jefferson Ave Munster, IN 46321	89,256	(2)(6)	5.68%
Series B Preferred Stock	Infusion 51a L.P. 233 S. Wacker Drive, 84th Floor Chicago, IL 60606	17,347,619	(3)(6)	67.72%
Series B Preferred Stock	Anand Gokel 3754 Benton Street Santa Clara, CA 95051	3,696,328	(3)	14.43%
Series B Preferred Stock	Xpress Group International Limited Unit B, 17th Floor, Greatmany Centre, 109-111 Queen’s Road East, Wan Chai, Hong Kong	3,067,542	(3)	11.98%
Common Stock	Amarantus BioSciences Holdings, Inc. 655 Montgomery Street Ste 900 San Francisco, CA 94111	109,342,073		32.45%
Common Stock	Arrayit Corporation 927 Thompson Place Sunnyvale, CA 94085	32,750,000		9.72%
Common Stock	Gerald Commissiong 2264 Raleigh Rd. Hummelstown PA 17036	20,000,000	(4)	5.94%
Common Stock	Theranostics Health LLC 15010 Broschart Rd. Ste. 200 Rockville, MD 20850	25,000,000		7.42%
Common Stock	Gregg Linn 10994 E Beck Lane Scottsdale AZ 85255	52,410,976	(5)	15.56%
	Directors and Officers
Series A Preferred Stock	Jeffrey Busch	230,000	(2)	14.64%
Series A Preferred Stock	Michael Ruxin, M.D.	25,000	(2)	1.59%
Common Stock	Scott VanderMeer	14,598,333	(6)	4.33%
Common Stock	Jeffrey Stephens	14,598,333	(6)	4.33%
Series A Preferred Stock	Scott VanderMeer	433,471	(2)(6)	27.59%
Series A Preferred Stock	Jeffrey Stephens	433,471	(2)(6)	27.59%
Series B Preferred Stock	Scott VanderMeer	18,472,995	(3)(6)	72.12%
Series B Preferred Stock	Jeffrey Stephens	18,472,995	(3)(6)	72.12%
Common Stock	Robert Trapp	-		-
Common Stock	Henry Cole	-		-
Series A Preferred Stock	John Brugmann	17,355	(3)(7)	1.10%
Series B Preferred Stock	John Brugmann	221,472	(3)(7)	0.86%
	All officers and directors as a group (7 persons)

(1)	Based upon 336,957,722 shares of common stock outstanding on August 7, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(2)	The Series A Preferred Stock has no expiration date and upon consummation of a reverse stock split of the Company’s common stock such that after consummation of such reverse stock split there are approximately 15,000,000 shares of the Company’s common stock outstanding, the holders shall take all necessary steps with the Issuer to exchange all outstanding shares of Series A Preferred Stock into shares of the Company’s common stock at a rate to be agreed upon between the parties. The holders of Series A Preferred Stock collectively shall always constitute 50.1% of the voting power of the Company.
(3)	Except as otherwise expressly required by law, each holder of Series B Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to vote on an as-converted basis. Upon filing an amendment to the Company’s articles of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the Series B Preferred Stock, the shares of Series B Preferred Stock will be automatically converted into common stock and such conversion will require no action on behalf of the Company or the holder of the Series B Preferred Stock. Each share of Series B Preferred Stock shall convert into ten (10) shares of common stock of the Company, subject to adjustment.
(4)	Includes 20,000,000 shares of common stock owned by Mr. Commissiong, 15,000,000 of which vest quarterly over a 3 year period commencing on August 25, 2017. As of the Record Date, 5,000,000 shares of common stock held by Mr. Commissiong have vested.
(5)	Includes 15,000,000 restricted shares of the Company’s common stock which vest quarterly over three (3) years from June 2, 2017. As of the Record Date, 6,125,000 shares of common stock have vested.
(6)	Includes (a) 11,423,333 shares of common stock held by Infusion 51a, LP, (b) 3,175,000 shares of common stock held by International Infusion LP (c) 344,215 shares of series A preferred stock held by Infusion 51a, LP, (d) 89,256 shares of series A preferred stock held by International Infusion, LP (e) 17,347,619 shares of the series B preferred stock held by Infusion 51a, LP and (f) 1,125,376 shares of the series B preferred stock held by International Infusion LP. Jeffrey Stephens and Scott VanderMeer have shared voting and dispositive power over the shares held by Infusion 51a, LP and International Infusion, LP.
(7)	Includes (a) 17,355 shares of series A preferred stock and (b) 221,472 shares of series B preferred stock held by Mr. Brugmann’s wife. Mr. Brugmann specifically disclaims beneficial ownership of these shares except to the extent of his pecuniary interests therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since September 30, 2015 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 and in which any of the person who serves as our director and executive officer or with any beneficial owners of more than 5% of our common stock, or entities affiliated with them, had or will have a director or indirect material interest.

In connection with the acquisition of Amarantus Diagnostics, Inc., the Company issued a 12% convertible note due May 11, 2017 for $50,000 to Amarantus Bioscience Holdings, Inc., a company controlled by a significant shareholder of the Company. The note is convertible at the option of the holder at any time into shares of common stock at a conversion price of $0.20 per share. On May 24, 2016, the Company paid off the note in full.

In connection with the acquisition of certain assets and assumption of certain liabilities of Theranostics Health, Inc., the Company assumed and guaranteed a previously issued 8% convertible note for $400,000 due February 28, 2017 to Amarantus Bioscience Holdings, Inc., a company controlled by a significant shareholder of the Company. The note is convertible at the at the option of the holder at any time into shares of Theranostics Health, Inc.’s common stock at $40.64 per share. The conversion price of the note is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The convertible note was not modified upon assumption by the Company, accordingly the Company has determined that since the conversion option is not available should any demands be made by the noteholder, the note should be considered a non-convertible note for presentation and accounting purposes.

The Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity controlled by the Company’s former Chief Executive Officer. For the years ended September 30, 2016 and 2015, total rent expense was $18,400 and $2,400, respectively.

The Company had accrued expenses due to current and former officers, consisting mainly of salary. As of September 30, 2016 and 2015, accrued expenses due to officers were $256,480 and $141,717, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company has appointed Weinstein & Co., or Weinstein, as our independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ended September 30, 2016.  Marcum LLP, or Marcum, was our independent registered public accounting firm for the fiscal year ended September 30, 2015. Effective August 25, 2017, Marcum was dismissed as our independent registered public accounting firm and, at the recommendation of our board of directors, effective August 25, 2017, we engaged Weinstein as the independent registered public accounting firm to audit the Company’s financial statements for the year ended September 30, 2016.

The aggregate fees billed for the fiscal years ended September 30, 2016 and 2015 for professional services rendered by our principal accountants for (1) the audit of its annual financial statements and review of financial statements included in Form 10-Q and Form 10-K (“Audit Fees”), (2) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”), (3) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”).

	Year Ended	Year Ended
	September 30,	September 30,
	2016	2015
Audit fees	$92,750	$70,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$92,750	$70,000

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

All other fees. Our principal accountants did not receive any other audit fees for 2016 and 2015.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Reorganization between American Liberty Petroleum Corp, Avant Diagnostics, Inc. and Avant Acquisition Corp, dated December 29, 2014 (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed on December 30, 2014)

2.2	Share Exchange Agreement, dated May 11, 2016, by and between Avant Diagnostics, Inc., Amarantus Diagnostics, Inc. and Amarantus Biosciences Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on May 17, 2016)

2.3	Asset Purchase Agreement, dated May 11, 2016, by and between Avant Diagnostics, Inc. and Theranostics Health, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed on May 17, 2016)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 24, 2010)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on February 16, 2010)

4.1	Convertible Promissory Note, dated January 5, 2016 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on January 12, 2016)

4.2	Form of Convertible Promissory Note issued to Amarantus Biosciences Holdings, Inc., dated March 8, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 11, 2016)

4.3	Convertible Promissory Note, dated May 11, 2016, issued to Amarantus Biosciences Holdings, Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on May 17, 2016)

4.4	Form of Convertible Promissory Note, dated July 5, 2016 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on July 11, 2016)

10.1	American Liberty Petroleum Corp., 2014 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on December 30, 2014)

10.2	Rhodes Holdings LLC Consulting Agreement with American Liberty Petroleum Corp. (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on December 30, 2014)

10.3	Clear Financial Solutions, Inc. Consulting Agreement with American Liberty Petroleum Corp (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed on December 30, 2014)

10.4	Technology Assignment Agreement, dated July 18, 2009, between Arrayit Diagnostics, Inc. and Arrayit Corporation (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed on January 13, 2016)

10.5	Employment Agreement, dated October 1, 2014, by and between Arrayit Diagnostics, Inc. and Gregg Linn (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed on January 13, 2016)

10.6	Securities Purchase Agreement, dated January 5, 2016 by and between Avant Diagnostics, Inc. and St. George Investments LLC (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on January 12, 2016)

10.7	Assignment and First Amendment of Lease by and among Saul Holdings Limited Partnership, Theranostics Health, Inc. and Avant Diagnostics. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 17, 2016)

10.8	Form of Securities Purchase Agreement, dated July 5, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 11, 2016)

16.1	Letter from LBB & Associates Ltd., LLP, dated May 5, 2015 (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed on May 6. 2015)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT DIAGNOSTICS, INC.

Date: August 27, 2018	By:	/s/ Scott VanderMeer
	Name:	Scott VanderMeer
	Title:	Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Busch	Executive Chairman of the Board of Directors,	August 27, 2018
Jeff Busch

/s/ Michael Ruxin	Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2018
Michael Ruxin

/s/ Scott VanderMeer	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2018
Scott VanderMeer

/s/ Jeff Stephens	Director	August 27, 2018
Jeff Stephens

/s/ Robert Trapp	Director	August 27, 2018
Robert Trapp

/s/ John Brugmann	Director	August 27, 2018
John Brugmann

/s/ Henry Cole	Director	August 27, 2018
Henry Cole

AVANT DIAGNOSTICS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements for Fiscal Years ended September 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Avant Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avant Diagnostics, Inc. (“the Company”) as of September 30, 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended September 30, 2016, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2016, and the results of its operations and its cash flows for each of the periods ended September 30, 2016, in conformity with generally accepted accounting principles in the United States of America.

The financial statements of the Company as of September 30, 2015, and for the year then ended were audited by a firm other than Weinstein & Co. Those auditors expressed an unqualified opinion with a going concern explanatory paragraph on those financial statements in their report dated January 13, 2016.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

Jerusalem, Israel

We have served as the Company’s auditor since 2017.

August 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avant Diagnostics, Inc.

We have audited the accompanying consolidated balance sheet of Avant Diagnostics, Inc. (the “Company”) as of September 30, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has not generated any revenues, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY
January 13, 2016

AVANT DIAGNOSTICS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND 2015

	September 30,
	2016	2015
ASSETS
Current Assets:
Cash	$851	$43,635
Accounts receivable	41,383	-
Prepaid expenses	-	42
Total current assets	42,234	43,677
Non-current Assets
Intellectual Property	5,497,134	1,651,875
Website development cost, net	5,312	-
Patent costs, net	111,361	143,178
Other Assets	20,000
Total non-current assets	5,633,807	1,795,053
Total Assets	$5,676,041	$1,838,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$536,630	$159,598
Accrued payroll and benefits	518,932	320,000
Due to related party	256,480	141,717
Convertible notes payable	250,807	-
Convertible notes payable, net of unamortized discount of $70,720	429,280	-
Derivative liability	123,239	-
Total current liabilities	2,115,369	621,315
Total Liabilities	2,115,369	621,315

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized Series B preferred stock, $0.001 par value; 3,000 shares authorized, none issued and outstanding as of September 30, 2016 and September 30, 2015	-	-
Common Stock, $0.00001 par value, 450,000,000 shares authorized; 219,254,543 and 95,944,743 shares outstanding as of September 30, 2016 and September 30, 2015, respectively	2,193	959
Additional paid-in capital	25,131,601	11,030,534
Accumulated deficit	(21,573,123)	(9,814,078)
Total Stockholders’ Equity	3,560,671	1,217,415
Total Liabilities and Stockholders’ Equity	$5,676,041	$1,838,730

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended September 30,
	2016	2015
Revenue	$118,040	$-
Cost of revenue	52,522	-
Gross profit	65,518	-

Operating expenses:
Selling, general and administrative	1,230,992	566,416
Research and development	-	25,000
Research and development - license acquired	10,080,000	-
Professional fees	313,275	110,536
Merger costs	-	641,126
Total operating expenses	11,624,267	1,343,078
Loss from operations	(11,558,749)	(1,343,078)

Other expense
Impairment of available for sale securities	-	2,000,000
Interest expense	(114,253)	-
Loss on change in fair value of derivative	(126,344)	-
Gain on extinguishment of debt	40,302	-
Total other expense	(200,295)	2,000,000
Net Loss	(11,759,045)	$(3,343,078)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.08)	$(0.04)
Basic and diluted weighted average number of common shares outstanding	146,223,688	85,838,985

Comprehensive loss:
Net loss	$(11,759,045)	$(3,343,078)
Adjustment for realized loss on available for sale securities	-	400,000
Comprehensive loss	$(11,759,045)	$(2,943,078)

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Preferred stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at September 30, 2014	-	$-	71,656,000	$717	$10,003,283	$(400,000)	$(6,471,000)	$3,133,000
Effect of reverse merger: Shares yet to be surrendered in recapitalization	-	-	(3,557,777)	(36)	36	-	-	-
Common stock issued in connection with shares exchange transaction	-	-	6,467,000	65	(70,068)	-	-	(70,003)
Fair value of warrants in connection with recapitalization	-	-	-	-	641,126	-	-	641,126
Sale of common stock	-	-	2,781,668	28	339,972	-	-	340,000
Common stock issued for services	-	-	1,715,500	16	115,054	-	-	115,070
Common stock issued in exchange with exercise of warrants	-	-	7,000,000	70	630	-	-	700
Common stock issued in exchange with exercise of options	-	-	6,000,000	60	540	-	-	600
Common stock issued in exchange with exercise of options on a cashless basis	-	-	3,882,352	39	(39)	-	-	-
Reclassification of unrealized loss upon impairment of available for sale security	-	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	-	(3,343,078)	(3,343,078)
Balances at September 30, 2015	-	$-	95,944,743	$959	$11,030,534	-	$(9,814,078)	$1,217,415
Sale of common stock	-	-	6,200,000	62	309,938	-	-	310,000
Common stock issued for services	-	-	3,190,000	32	24,990	-	-	25,022
Common stock issued to acquire net assets of THI	-	-	25,000,000	250	3,149,750	-	-	3,150,000
Common stock issued to acquire net assets of ADI	-	-	80,000,000	800	10,079,200	-	-	10,080,000
Stock based compensation	-	-	-	-	52,500	-	-	52,500
Common stock issued to pay debt to officer	-	-	8,569,800	86	428,489	-	-	428,575
Adjustment related to prior period	-	-	350,000	4	(4)	-	-	-
Reclass derivative liability to equity upon note payments	-	-	-	-	52,389	-	-	52,389
THI invoices paid off before THI was purchased	-	-	-	-	3,815	-	-	3,815
Net loss	-	-	-	-	-	-	(11,759,045)	(11,759,045)
Balances at September 30, 2016	-	$-	219,254,543	$2,193	$25,131,601	-	$(21,573,123)	$3,560,671

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(11,759,045)	$(3,343,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340,039	-
Amortization of debt discounts	18,865	-
Merger costs	-	641,126
Impairment on available for sale securities	-	2,000,000
Research and development - license acquired	10,080,000	-
Stock-based compensation expenses	77,522	115,068

Loss on change in fair value of derivatives	86,042	-
Changes in operating assets and liabilities:
Accounts receivable	64,251	-
Prepaid expenses	42	(42)
Accounts payable	174,390	(24,403)
Accrued payroll and benefits	-	320,000
Accrued liabilities	234,890	89,717

Net cash used in operating activities	(683,004)	(201,612)

Cash Flows from Investing Activities:
Cash acquired with acquisition of Theranostics Health, Inc. assets	37,519	-
Licensing costs	(16,856)	(102,053)
Shares in Arrayit	(20,000)	-
Website development costs	(21,250)	-
Net cash provided by (used in) investing activities	(20,587)	(102,053)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	310,000	340,000
Proceeds from warrant and option exercises	-	1,300
Proceeds from convertible notes payable	250,807	-
Proceeds from convertible notes payable, related party	100,000	-
Net cash provided by financing activities	660,807	341,300

Net increase in cash	(42,784)	37,635
Cash at beginning of period	43,635	6,000
Cash at end of period	$851	$43,635

Supplemental disclosure of noncash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$-	$70,003
Effect of recapitalization	$-	$71,384
Shares issued in settlement of related party debt	$428,575	$-
Reclass derivative liability to equity upon note payment	$52,389	$-
Common stock issued to acquire net assets of Theranostics Health, Inc.	$3,150,000	$-
Common stock issued to acquire net assets of Amarantus Diagnostics, Inc.	$10,080,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Avant Diagnostics, Inc. (“Avant”, “we” or the “Company”), a Nevada corporation established in 2009, is a commercial-stage molecular diagnostic company that focuses on the development and commercialization of a series of proprietary diagnostic tests that provide important actionable information for physicians and patients in the areas of cancers. Avant was originally named Arrayit Diagnostics, Inc. which was formed as a majority owned subsidiary of Arrayit Corporation (“Arrayit”) through a technology transfer in July 2009. In January 2013, the Company effected a name change to Avant Diagnostics, Inc. In May of 2016, the Company acquired assets from Theranostics Health, Inc. and Amarantus Diagnostics, Inc. to significantly expand its pipeline and position itself for commercialization.

Basis of Presentation

Effective December 29, 2014, we completed a reverse recapitalization, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of American Liberty Petroleum Corp. (“ALP”). Avant shareholders received approximately 74,500,000 shares of common stock for a 93% equity interest in ALP. Such share exchange was calculated based on a one-for-one conversion ratio after a 1 for 17 reverse stock split of ALP which was subsequently effected in March 2015. The split affected the ALP common stock and not the Avant common stock. All references in these consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the stock split. Per the terms of the Agreement and Plan of Reorganization, ALP was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse merger, we changed the name of ALP to “Avant Diagnostics, Inc.” The transaction was regarded as a reverse recapitalization whereby Avant was considered to be the accounting acquirer as it retained control of ALP after the exchange. Although ALP is the legal parent company, the share exchange was treated as a recapitalization of ALP. Avant is the continuing entity for financial reporting purposes. Accordingly, the assets and liabilities and the historical operations reflected in the financial statements are those of Avant for all periods presented.

In conjunction with the reverse recapitalization, Issuers Capital Advisors, LLC, an entity controlled by the Company’s former President and CEO, was granted 5,000,000 warrants with a fair value of $641,126. The cost of the warrants are recognized on the Consolidated Statement of Operations as Merger costs.

As of September 30, 2015 , there remained a total 3,557,777 shares of common stock that still had not been converted by Avant shareholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the shareholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the shareholders must convert their shares and, as of the date of this report, the shares have not been issued.

On January 27, 2015, the Company effected a change in the par value of its common stock to $0.00001 per share. Accordingly, the Company has recorded a retroactive reclassification to reflect the change in par value on its consolidated balance sheets for all periods presented.

On May 11, 2016, the Company acquired substantially all of the assets and assumed certain liabilities related to the business of Theranostics Health, Inc., a Delaware corporation (“THI”). THI is a leading developer of phospho-proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies in oncology, which the Company calls Theralink® technology. THI has used Theralink® to support the drug development programs of many major pharmaceutical and biotechnology drug development companies. Theralink® had an initial commercial launch under the Clinical Laboratory Improvement Amendments (CLIA) regulatory pathway from late 2014 to late 2015 where important information was obtained regarding cost of goods sold (COGS), reimbursement expectations, scale and adoption. Theralink® was withdrawn from the commercial market in late 2015 due to an inability to reach profitability, which precipitated the sale of assets from THI to Avant. See Note 3.

On May 11, 2016, the Company acquired Amarantus Diagnostics, Inc., a Delaware corporation (“ADI”), from Amarantus Bioscience Holdings, Inc. (the “Shareholder”). ADI owns an exclusive worldwide sub-license to the Lymphocyte Proliferation test (LymPro Test™) for Alzheimer’s disease, which was developed by Prof. Thomas Arendt, Ph.D., from the University of Leipzig. In addition, ADI holds an exclusive worldwide license to MSPrecise®, a proprietary next-generation DNA sequencing (NGS) assay for the identification of patients with relapsing-remitting multiple sclerosis (RRMS) at first clinical presentation. Additionally, ADI owns intellectual property for the diagnosis of Parkinson’s disease (NuroPro) and Breast Cancer (BC SeraPro). See Note 3.

The Company also owns an exclusive license and has distribution rights for OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. Prior to the acquisitions of assets from THI and ADI, the Company’s primary activities since inception had been focused on preparing sample specimens in order for OvaDx® to be further tested according to the guidelines outlined by the Food & Drug Administration for the commercial development of diagnostic tests. The Company intends to continue to conduct research & development activities to prepare OvaDx® for the market.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of September 30, 2016 and 2015, the Company had an accumulated deficit of $21.6 million and $9.8 million, respectively. During the year ended September 30, 2016 and 2015, the Company incurred net losses of $11.8 million and $3.4 million, respectively, and used cash in operating activities of $683,000 and $202,000, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

A summary of consideration is as follows:

80,000,000 shares of the Company’s common stock	$10,080,000
Total purchase price	10,080,000

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Exchange Agreement include exclusive worldwide sub-license to the Lymphocyte Proliferation test (LymPro Test™) for Alzheimer’s disease, which was developed by Prof. Thomas Arendt, Ph.D., from the University of Leipzig. In addition, ADI holds an exclusive worldwide license to MSPrecise®, a proprietary next-generation DNA sequencing (NGS) assay for the identification of patients with relapsing-remitting multiple sclerosis (RRMS) at first clinical presentation. Additionally, ADI owns intellectual property for the diagnosis of Parkinson’s disease (NuroPro) and Breast Cancer (BC SeraPro). The $10.1 million purchase price paid to date for these assets has been expensed in the Company’s statement of operations for the period ended September 30, 2016.

Theranostics Health, Inc.

On May 11, 2016, the Company entered into an Asset Purchase Agreement (“THI Purchase Agreement”) with Theranostics Health, Inc. (“THI”). The Company purchased substantially all of the assets related to THI’s business and assumed certain liabilities (the “THI Acquisition”).

The Company paid an aggregate consideration of 25,000,000 shares of its common stock for the THI Acquisition. Each share of Avant common stock issued in connection with the THI Acquisition shall be subject to a lock-up beginning on May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the Company, at the Company’s sole discretion.

A summary of consideration is as follows:

25,000,000 shares of the Company’s common stock	$3,150,000

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Amount
Assets acquired:
Cash	$37,519
Accounts receivable	105,634
Intellectual property	4,120,687
Liabilities assumed:
Accounts payable and accrued expenses	(705,498)
Derivative liability	(8,342)
Note payable, related party	(400,000)
Net assets acquired	$3,150,000

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company’s significant estimates include the valuation of derivative liabilities, useful lives of long-lived assets, the valuation of debt and equity instruments, the valuation allowance relating to stock based compensation and the Company’s deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product or services has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and records the reimbursement as revenues. As of September 30, 2016, and 2015, deferred revenue was $-0- and $-0-.

Cost of Sales and Service

The cost of sales and service consists of the cost of labor, equipment depreciation, and supplies and materials.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2016, and 2015, allowance for doubtful accounts was $-0-.

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

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015 (see Note 1), and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the years ended September 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,	September 30,
	2016	2015
Shares issued upon conversion of convertible notes and accrued interest	$1,776,549	$-

Intangible Assets

The Company’s intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patent for its worldwide exclusive licensed rights to OvaDx®, a diagnostic screening test for the early detection of ovarian cancer. As of September 30, 2016, the Company has not yet received FDA approval with respect to the clinical use of these intangible assets. The carrying value of September 30, 2016 and 2015 was $1,483,000 and $1,652,000 respectively.

Intellectual property acquired from the THI Acquisition leading to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. The Company uses these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. The carrying value of September 30, 2016 and 2015 was $4,014,000 and -0-, respectively.

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible asset with a finite life included intellectual property acquired from THI Acquisition, capitalized website development costs and patent costs, which are being amortized over their economic or legal life, whichever is shorter. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2016 are as follows (in thousands, except year amounts):

Description	Book Value as of September 30, 2015	Remaining Life (in years)	Additions during the year September 30, 2016	Amortization Expense for the Year Ended September 30, 2016	Book Value as of September 30, 2016
License Rights to OvaDx	$1,652	9	$17	$185	$1,484
THI Acquisition on May 11, 2016	-	15	$4,121	107	4,014
Website development cost	-	5	21	16	5
Patent costs	143	9		32	111
	$1,795		$4,159	$340	$5,614

The Company incurred amortization expense associated with its finite-lived intangible assets of approximately $340,000 for the year ended September 30, 2016.

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. During the year ended September 30, 2016 and 2015, the Company management performed an evaluation of its acquired intangible assets as of September 30, 2016 and 2015 and no impairment was deemed to exist as of September 30, 2016 and 2015. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

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

Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of its common stock purchase warrants, if any, and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of September 30, 2016 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the debt derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Segment Reporting

The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company is managed as a single operating segment for internal reporting and for internal decision making purposes. Therefore, we have concluded that we operate as a single segment.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2016 and 2015, the Company does not have any cash equivalents.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic (“ASC”) 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended September 30, 2016 and 2015, the Company’s expenditures on research and product development were $0 and $25,000 respectively.

Comprehensive Income (Loss)

The Company adopted ASC subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include unrealized gains and losses on available for sale securities adjustments.

Income Taxes

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASC Topic 740 provides accounting and disclosure guidance on accounting for income taxes under generally accepted accounting principles (“U.S. GAAP”). This guidance addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. FN1 ASC Topic 740 also addresses the accounting for income taxes upon a change in tax laws or tax rates. FN2 The income tax accounting effect of a change in tax laws or tax rates includes, for example, adjusting (or re-measuring) deferred tax liabilities and deferred tax assets, as well as evaluating whether a valuation allowance is needed for deferred tax assets. FN3 The guidance in ASC Topic 740 does not, however, address certain circumstances that may arise for registrants in accounting for the income tax effects of the Act. The staff understands from outreach that registrants will potentially encounter a situation in which the accounting for certain income tax effects of the Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date of December 22, 2017. Questions have arisen regarding different approaches to the application of the accounting and disclosure guidance in ASC Topic 740 to such a situation. Accordingly, the SEC staff believes clarification is appropriate to address any uncertainty or diversity of views in practice regarding the application of ASC Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of the Act for the reporting period in which the Act was enacted.

The Tax Cuts and Jobs Act (the “Act”) changes existing United States tax law and includes numerous provisions that will affect businesses. The Act, for instance, introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act will also have international tax consequences for many companies that operate internationally. The Act has widespread applicability to registrants.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company adopted the provisions of ASC Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of September 30, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The Company did not record any income taxes during September 30, 2016.

Advertising

The Company’s advertising costs are expensed as incurred. Advertising expense was $0 and $600 for the years ended September 30, 2016 and 2015.

Stock-Based Compensation

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

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

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company adopted this guidance as of September 30, 2016. See Note 3 - Acquisitions regarding the adoption of ASU 2017-01.

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

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1	—	quoted prices in active markets for identical assets or liabilities

Level 2	—	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	—	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of September 30, 2016 measured at fair value on a recurring basis are summarized below:

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

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the year ended September 30, 2016:

	At Inception	September 30, 2016
Common Stock Estimated Fair Value	$0.05	$0.05 to 0.15
Conversion Price per share	0.05-0.10	0.05-0.10
Conversion Shares	3,125,000	2,645,000
Call Option Value	0.0104 to 0.0226	0.006 to 0.11
Dividend Yield	0.00%	0.00%
Volatility	120.00%	120. to 133.7%
Risk-free Interest rate	0.68%	0.26 to 0.36%
Contractual Term	0.75 to 1.00 years	0.27 to 0.69 years

In the opinion of management, there is not a sufficient viable market for the Company’s common stock to determine its fair value, therefore management considers recent sales of its common stock to independent qualified investors and estimated fair value of net assets acquired through issuance of common stock. Since the valuation model inputs are not fixed, management has estimated the fair value to be utilizing a binomial lattice model. Considerable management judgment is necessary to estimate the fair value at each reporting period. Accordingly, actual results could vary significantly from management’s estimates.

Conversion price per share and conversion shares are based on the lower of reset or floor price of the respective notes.

The risk-free interest rate is the United States Treasury rate on the measurement date having a term equal to the remaining contractual life of the instrument. Since the Company’s stock has not been publicly traded with significant volume, the Company is utilizing an expected volatility based on a review of historical volatilities over a period of time equivalent to the expected life of the instrument being valued of similarly positioned public Companies within. The dividend yield is 0% as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future.

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

Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company’s condensed consolidated statements of operations and comprehensive loss.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the year ended September 30, 2016:

Balance - Beginning of period	$-
Aggregate fair value of derivative instruments issued	142,604
Transfers out upon payoff of notes payable	(52,389)
Change in fair value of derivative liabilities	33,023
Balance - End of period	$123,238

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

The fair values of the Company’s marketable securities are based on quoted market prices and are included in the accompanying consolidated balance sheet under total current assets as available-for sale securities. The Company relied on guidance by the FASB ASC 320-10-25-1 regarding a classification of securities.

As of September 30, 2016, the Company’s available-for-sale securities consisted of 10,000,000 shares of Arrayit.

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

As of September 30, 2015, Arrayit was a significant stockholder of the Company. See Note 6.

NOTE 6 – LICENSE AND TECHNOLOGY AGREEMENTS

The Company’s intangible assets consist of technology enhancements and licensing payments for its worldwide exclusive licensed rights to OvaDx ®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer.

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

On March 1, 2014, the Company and WSU entered into an amendment to the License Agreement in order to reflect the new name of the Company and to amend certain provisions (the “First Amendment”) as follows:

●	Update the list of licensed patents;

●	Waive and update certain diligence milestones;

●	Establish a payment schedule for certain past due patent costs due to WSU by the Company;

●	Establish a payment schedule for certain accrued patent expenses incurred by WSU totaling $118,586;

●	Require the Company to pay ongoing patent expenses;

●	Waive the minimum royalty of $50,000 for each of 2011, 2012 and 2013 and adjust minimum annual royalties to $25,000 for 2014 and 2015, $50,000 for 2016 and 2017, $150,000 for 2018 and 2019 and $300,000 for 2020 and each year thereafter;

●	Amend the list of material obligations;

●	Waive certain interest and late fees; and

●	Update addresses of record for both WSU and the Company.

As of September 30, 2015, the carrying value of the rights to OvaDx ® and payments to WSU under the License Agreement was $1,651,875, consisting of enhancements to the original initial rights licensed assigned to the Company resulting from the Tech Transfer Agreement with Arrayit as well as licensing payments made to WSU. The Company paid for these enhancements by the issuance of 10,000,000 common shares to Arrayit in August 2014, as well as cash payments to WSU. In 2015, the Company paid its clinical research organization $102,000 in conjunction with the commencement of the OvaDx to FDA trials. The Company will periodically assess the intellectual property status for changes in the valuation. The Company is not amortizing the value of the license. Upon FDA approval, the Company will be amortizing the license over the remaining term of the patent. As of September 30, 2015, the Company has commenced FDA approval process. As of September 30, 2015, the Company has not obtained final FDA approval and the asset has not been placed in service.

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

January 2016 Convertible Note

On January 5, 2016, the Company issued an unsecured convertible promissory note, in the principal amount of $112,500 which bears interest at 10% per annum and matures 9 months from the date of issuance. The total net proceeds the Company received from this note was $100,000, net of fees and original interest discount (“OID”) of $12,500. The note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.35, subject to adjustment. In the event the market capitalization (as defined) falls below $10,000,000 at any time, then in such event (a) the initial conversion price for all conversions occurring after the first date of such occurrence shall equal the lower of the initial conversion price and the market price (as defined below) as of any applicable date of conversion, and (b) the true-up provisions described below shall apply to all conversions that occur after the first date the market capitalization falls below $10,000,000. The conversion price of the note is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Beginning on the six month anniversary of the closing date and continuing on the same day of each successive month thereafter, the Company must prepay $28,750, plus all accrued interest thereon, either in cash or in common stock, at the option of the Company (each, an “Installment Amount”). If the Note is prepaid in shares of common stock, such shares shall be issued at a 40% discount of the lowest closing bid price for the 20 consecutive trading days immediately preceding the applicable redemption date, subject to a floor of $0.10 (the “Market Price”). These certain conditions were deemed to be outside the Company’s control.

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

The Company recorded $18,220 interest expense related to the Note during the year ended September 30, 2016.

The Amarantus Note had $47,452 remaining debt discount as of September 30, 2016.

At the inception of the notes, the Company determined the aggregate fair value of the embedded derivatives to be $87,037. For the sole purpose of calculating the potential embedded derivatives, the Company elected to use a lower reset or floor conversion price of $.05 and $0.10, respectively, to calculate the fair value. The Company booked such embedded derivatives as part of debt discount, and amortized through the term of the debt.

March 2016 Amarantus Note (Related Party)

On March 8, 2016, the Company issued a convertible promissory note (the “Amarantus Note”) with aggregate principal amount of $100,000 for an aggregate purchase price of $100,000. The Amarantus Note bears interest at 12% per annum and matures one year from the date of issuance. The Company recorded a total of $6,910 of interest expense for the year ended September 30, 2016. The Amarantus Note will be convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to certain anti-dilutive (reset) provisions. These anti-dilutive conditions were deemed to be outside the Company’s control.

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

The Amarantus Note had $23,268 remaining debt discount as of September 30, 2016.

The Company revalued the embedded derivatives associated with the Amarantus Note at $36,201 as of September 30, 2016, and recorded $19,290 gain from change in fair value of derivatives for the year ended September 30, 2016.

On May 12, 2016, as part of the agreement with ADI, the Company has the right to offset the $100,000 promissory note due to Shareholder, for the assumption of certain liabilities and expenses in connection with the transaction.

The Company has issued debt for which total proceeds were allocated to individual instruments based on the fair value of each instrument at the time of issuance. Such value of the debt was recorded a discount on debt and is being amortized over the term of the respective debt. For the year ended September 30, 2016 and 2015 amortization of debt discount was $22,012 and $-0-, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

Effective January 27, 2015, the Company adopted an amendment to the articles of incorporation to authorize the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors (the “Preferred Shares”). The amendment to our articles of incorporation will authorize the issuance of up to 50 million Preferred Shares, with different series under the discretion of our board of directors, without any action on the part of the stockholders. As of September 30, 2016 and 2015, no Preferred Shares are issued or outstanding.

As discussed in Note 1, on December 29, 2014, the Company completed a merger with ALP. Upon consummation of the merger, the Series B Preferred Stock outstanding was retired whereby Arrayit became the majority shareholder. In connection with the merger, the Company’s former Chief Executive Officer entered into a voting agreement with Arrayit which granted the Company’s former Chief Executive Officer unilateral voting authority over Arrayit’s shares through December 2015. The Company’s former Chief Executive Officer is currently in the process of negotiating a renewal with Arrayit. No renewal at this time has been made.

Common Stock

On January 27, 2015, the Company filed an amendment to its Articles of Incorporation and effected a 17-for-1 reverse stock split of its issued and outstanding shares of common stock, whereby 109,939,000 outstanding shares of the Company’s common stock were converted into 6,467,000 shares of the Company’s common stock. The reverse stock split was effective in the market commencing on January 27, 2015. All per share amounts and number of shares in the consolidated financial statements, related notes and other items throughout have been retroactively restated to reflect the reverse stock split.

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

The board of directors authorized the following issuances of stock for services. The Company evaluated in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”:

During the three months ended December 31, 2014 the Company sold 2,781,666 shares of our common stock to certain investors for net proceeds of $340,000 inclusive of an aggregate of 15,000 shares of our common stock as a finder’s fee.

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

On August 24, 2016, the Company issued an aggregate of 2,000,000 restricted shares of common stock to a related party for professional services rendered during the year.

During the year ended September 30, 2016, the Company sold 6,200,000 restricted shares of common stock to certain investors for a total of $310,000.

During the year ended September 30, 2016, the Company issued an aggregate of 745,000 restricted shares of common stock for consulting services for a fair value of $49,750. An aggregate of 600,000 of these shares vest over a one-year period.

During the year ended September 30, 2016, the Company issued an aggregate of 45,000 restricted shares of common stock for legal services for a fair value of $9,000.

Stock Options and Warrants

Warrants

On March 10, 2015, in conjunction with the reverse recapitalization discussed in Note 1, Issuers Capital Advisors, LLC, an entity controlled by the Company’s former President and CEO, was granted 5,000,000 warrants with immediate vesting, a term of 5 years and an exercise price of $0.0001. These warrants were evaluated in accordance with ASC 718-20 “Stock compensation-award” since an officer and director controls the entity and were classified as equity. In March 2015, these warrants were exercised for cash proceeds of $500. The Company recorded the $641,126 fair value of these warrants as a cost of the merger. The fair value of the warrants on the issuance date was $0.128 per share, using recent sales to unaffiliated investors. The Company evaluated its past trading history and concluded that it is a thinly traded stock and that past cash sales to unaffiliated investors was the best measure of fair value. The Company determined the fair value of these warrants using the following (level 3 inputs):

Stock price	$0.128
Term (years)	2.5
Volatility	145%
Risk-free interest rate	1.62%
Exercise price	$0.0001
Dividend yield	0.00%

On March 31, 2015, Issuer Capital Advisors, LLC, exercised 2,000,000 warrants with an exercise price of $0.0001 for cash proceeds of $200.

As of September 30, 2016, the Company had no warrants issued and outstanding.

The following table reflects a summary of common stock warrants outstanding and warrant activity during the periods:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2014	2,000,000	$0.0001	4.9	$-
Granted	5,000,000	0.0001	5.0	-
Exercised	(7,000,000)	0.0001	4.9	-
Forfeited	-	-	-	-
Warrants outstanding and exercisable at September 30, 2015	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Warrants outstanding and exercisable at September 30, 2016	-	$-	-	$-

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Stock Options

On March 31, 2015, options for a total of 4,000,000 were exercised at $0.0001 per a cashless exercise into 3,882,352 shares of our common stock. On March 31, 2015, 6,000,000 options of our common stock were exercised for total proceeds of $600. Both of these options were exercised by Gregg Linn, the Company’s former Chief Executive Officer and President and Steven Scott, a former officer of the Company.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the ASC.

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of stock-based payment awards during the years ended September 30, 2016 and 2015 was estimated using the Black-Scholes pricing model. The dividend rate is zero because the Company does not anticipate issuing dividends.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year, as the Company does not yet have adequate historical data, for options granted during the years September 30, 2016 and 2015.

As of September 30, 2016, the Company had no options issued and outstanding

Stock option activity summary covering options is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2014	10,000,000	0.02	6.2	-
Granted	-	-	-	-
Exercised	(9,882,352)	(0.02)	5.8	-
Forfeited	(117,648)	(0.05)	2.7	-
Options outstanding and exercisable at September 30, 2015	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding and exercisable at September 30, 2016	-	$-	-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2016, except as discussed below.

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

Mr. Linn was entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The employment agreement provides for termination of Mr. Linn’s employment without any further obligation on our part upon the death or disability of the executive or for cause. In the event that an executive’s employment is terminated for good reason, we are obligated to pay Mr. Linn his base salary for a twelve month period beginning on the date of termination and any pro-rated potion of any bonus payable to Mr. Linn, which shall be assumed to be 30% of his base compensation unless otherwise provided for by the board of directors.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity controlled by the Company’s former Chief Executive Officer. For the year ended September 30, 2016 and September 30, 2015, total rent expense was $18,400 and $2,400, respectively.

The Company had accrued expenses due to current and former officers, consisting mainly of salary. As of September 30, 2016 and September 30, 2015, accrued expenses due to officers were $256,480 and $141,717, respectively.

The following selling, general and administrative expenses for the year ended September 30, 2016 were incurred by Greg Linn, the Company’s former CEO:

For the year ended September 30, 2016
Auto Allowances	$18,000
Salaries and wages	240,000
Insurance Expense	36,000
Payroll Expenses	16,190
Travel Expenses	21,484
Total	$331,674

During the year ended September 30, 2016, Steve Scott, former CEO, incurred $17,500 of consulting and settlement expenses.

During the year ended September 30, 2016, Michael Linn, former consultant, incurred $23,450 of salary and professional fees.

During the year ended September 30, 2016, certain former Directors incurred Directors Fees in the sum of $12,500.

NOTE 11 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended September 30,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforward	$5,412,924	$799,560
Stock-based compensation	497,325	-
Marketable Securities	-	788,000
Total deferred tax assets	5,910,249	1,587,560

Valuation allowance	(5,910,249)	(1,587,560)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$(4,322,689)	$(17,440)

The income tax provision (benefit) consists of the following:

	For The Years Ended September 30,
	2016	2015
Federal:
Current	$-	$-
Deferred	3,730,054	15,049

State and local:
Current	-	-
Deferred	592,632	2,391
	4,322,689	(17,440)
Change in valuation allowance	(4,322,689)	(17,440)
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended September 30,
	2016	2015

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	-%	(1.04)%
Permanent differences	-%	0.02%
True up of deferred tax asset	-%	34.49%
Change in valuation allowance	34.0%	0.53%
Effective income tax rate	0%	0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At September 30, 2016 and 2015, the Company had $13,738,387 and $2,029,517, respectively, of both federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire 20 years from the filing of the Company's federal returns. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company's net operating loss carry forwards are subject to annual limitations in the event of a greater than 50% ownership change.

The Company anticipates filing income tax returns in the U.S. federal and Arizona jurisdictions and such returns will be subject to examination by taxing authorities, when filed. The Company has not filed any income taxes to date.

NOTE 12 – SUBSEQUENT EVENTS

On September 19, 2017, the Company and Memory Dx, LLC entered into a second amended and restated settlement agreement pursuant to which in consideration for fully satisfying the Default Judgment, the Company agreed to provide MDX the following: (i) an aggregate of $250,000 (the “Cash Consideration”) payable as follows: (i) $35,000 which has been previously paid, (ii) $3,500 which was paid upon execution of the agreement (iii) $2,000 which will be payable on the last calendar day of each month for October and November 2017, (iv) $5,000 which will be payable on the last calendar day for December 2017 and each of January and February 2018 and (v) $10,000 which will be payable on the last calendar day of each month until the full consideration is paid. Notwithstanding the foregoing, upon the sale by the Company of its equity securities in a single offering for aggregate gross proceeds of at least $7,500,000 (the “Qualified Offering”) after the date of the agreement, the Company will pay any remaining amount of the Cash Consideration then outstanding upon the final closing of such Qualified Offering. The Company previously issued to MDX 5,000,000 restricted shares of common stock (the “Initial Shares”) on or prior to the date of the amended agreement as partial consideration for the Default Judgment. In addition, the Company agreed to issue MDX an additional 5,000,000 restricted shares of common stock (the “Additional Shares”). Within three (3) business days of the issuance of the Additional Shares, MDX shall take all necessary action to withdraw the recorded Default Judgment. The Default Judgment shall be set aside without prejudice. Upon a default of the obligations to timely pay the Cash Consideration, after written notice and five (5) business days to cure, MDX will be entitled to reinstate the Default Judgment. MDX shall assign the License Agreement between MDX and University of Leipzig dated May 22, 2013, as amended, to the Company, as well as assign the Asset Purchase Agreement between MDX and AMBS to the Company upon final settlement of this matter.

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

On June 2, 2017, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Gregg Linn, the Company’s former Chief Executive Officer, pursuant to which Mr. Linn’s status as chief executive officer and director of the Company ended effective June 2, 2017. Pursuant to the Agreement, the Company shall (a) pay Mr. Linn a lump sum cash payment of $30,000 upon on the Effective Date (as defined in the Agreement), (b) reimburse Mr. Linn for expenses paid on behalf of the Company, $2,500 of which will be paid on the Effective Date and $2,978.41 to be paid out of the proceeds of the first closing of the next financing of the Company’s equity and/or debt securities to be consummated after the completion of the Financing and (c) upon the earliest occurrence of a Triggering Event (as defined in the Separation Agreement), the Company shall pay Mr. Linn a lump sum cash payment of $180,000 within three (3) business days of the date a Triggering Event occurs. In addition, the Company shall issue Mr. Linn 15,000,000 restricted shares of the Company’s common stock (“Equity Issue”) which Equity Issue shall vest quarterly over three (3) years from the termination date in accordance with the terms of that certain restricted stock award agreement. All shares of common stock currently held by Mr. Linn, including the Equity Issue, shall be subject to the terms of that certain lockup agreement, dated May 11, 2016. Finally, Mr. Linn was granted “piggyback” registration rights, subject to certain exceptions, to include on the next registration statement the Company files with SEC for a primary offering (excluding any securities to be included on Form S-4 or S-8) of its equity securities (or on the subsequent registration statement if such registration statement is withdrawn) such number of shares of the Company’s common stock held by Mr. Linn and/or his assigns equal to eight percent (8%) of the aggregate value of the securities to be included on such registration statement, subject to certain limitations. Pursuant to the Agreement, Mr. Linn has agreed to comply with the confidential information and noncompetition and non-solicitation provisions in the Executive Employment Agreement dated October 1, 2014 between Mr. Linn and the Company.

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

Base Salary and Bonus. Dr. Goix annual base salary of $120,000. Upon the Company raising at least an additional $1,750,000 through the sale of its equity and/or debt securities (the “Initial Financing”), Dr. Goix’s salary will increase to $240,000 per year. In addition, upon the Company listing its shares on a national securities exchange and completing an additional capital raise for aggregate gross proceeds of an additional $5,000,000 beyond the Initial Financing, Dr. Goix’s salary will increase to $360,000 per year.

Sign-on Bonus. Dr. Goix received a one-time sign-on bonus of $15,000 and reimbursement for accrued travel expenses incurred during the recruitment process of $4,500.

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

Equity Compensation. Subject to further approval of the Company’s board of directors, Dr. Goix could be granted an option to purchase up to 22 million shares of the Company’s common stock, subject to mutually agreed upon time milestones and success-based milestones. The exercise price per share will be equal to the fair market value per share on the date the option is granted. The options will be granted upon the Company raising aggregate gross proceeds of $500,000 from the sale of its equity and/or debt securities.

Other Benefits and Terms. Dr. Goix was eligible to participate in the group benefit programs generally available to senior executives of the Company.

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

On July 14, 2017, the Company exchanged an aggregate of $375,000 in contingent liabilities owed to AMBS in exchange for 6,250,000 shares of the Company’s common stock.

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

On August 25, 2017, the Company entered into a securities purchase agreement with the June 2017 Investor pursuant to which the June 2017 Investor purchased $50,000 of the June 2017 Investment for an aggregate purchase price of $50,000 (the “August 2017 Investment”). The June 2017 notes bear interest at 8% and mature thirty-six months from the date of issuance. The June 2017 Notes will be convertible at the option of the holder at any time into shares of common stock, at the June 2017 Initial Conversion Price. In connection with the agreement, the June 2017 Investor received an aggregate of 100,000 shares of common stock as commitment shares, a warrant to purchase such number of shares of common stock equal to 200% of their subscription amount divided by the June 2017 Initial Conversion Price and a purchase right to purchase such number of shares of common stock equal to 800% of their subscription amount divided by the June 2017 Initial Conversion Price. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.06. The purchase right is exercisable beginning on the eighteen (18) month anniversary of the date of issuance until the five-year anniversary of the date of issuance at an initial exercise price of $0.06.

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

On August 25, 2017, the Board of Directors accepted the resignation of Gerald Commissiong from the Board of Directors of the Company, effective immediately.

On August 25, 2017, the board of directors of the Company added Philippe Goix, PhD, MBA as a director of the Company, effective immediately.

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

On October 6, 2017, the Company entered into a securities purchase agreement with the June 2017 Investor pursuant to which the June 2017 Investor purchased $20,000 of the June 2017 Investment for an aggregate purchase price of $20,000 (the “October 2017 Investment”). The June 2017 notes bear interest at 8% and mature thirty-six months from the date of issuance. The June 2017 Notes will be convertible at the option of the holder at any time into shares of common stock, at the June 2017 Initial Conversion Price. In connection with the agreement, the June 2017 Investor received an aggregate of 40,000 shares of common stock as commitment shares, a warrant to purchase such number of shares of common stock equal to 200% of their subscription amount divided by the June 2017 Initial Conversion Price and a purchase right to purchase such number of shares of common stock equal to 800% of their subscription amount divided by the June 2017 Initial Conversion Price. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.06. The purchase right is exercisable beginning on the eighteen (18) month anniversary of the date of issuance until the five-year anniversary of the date of issuance at an initial exercise price of $0.06.

On December 4, 2017, the Company accepted the resignation of Philippe Goix as the Company’s chief executive officer and director, effective immediately. On December 15, 2017, the Company entered into a Separation and Release Agreement (the “Goix Separation Agreement”) with Philippe Goix, the Company’s former Chief Executive Officer, pursuant to which Dr. Goix’s status as chief executive officer and director of the Company ended effective December 4, 2017. Pursuant to the Goix Separation Agreement, upon the occurrence of a Triggering Event (as defined in the Goix Separation Agreement), the Company shall pay Dr. Goix a lump sum cash payment of $27,346.84 within three (3) business days of the date such Triggering Event occurs.

On March 30, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Amarantus Bioscience Holdings, Inc., a Nevada corporation (“AMBS”) pursuant to which the Company sold all intellectual property related to its MSPrecise®, Lympro®, and NuroPro® assets to AMBS in exchange for, among other things, the following: (i) cancellation of all principal, interest and other amounts owed to AMBS pursuant to those certain promissory notes issued on February 28, 2016 (which was assumed by the Company in connection with that certain asset purchase agreement, dated May 11, 2016, by and between the Company and Theranostics Health, Inc.) and March 7, 2016 (of which $100,000 has been paid to date), (ii) assumption by AMBS of $322,500 of contingent liabilities assumed by the Company pursuant to the terms of that certain share exchange agreement, dated May 11, 2016, by and between the Company and AMBS (the “Exchange Agreement”), (iii) the issuance by AMBS of 1,000,000 shares of its common stock to the Company, subject to a lock-up period substantially similar to the lock-up period described below and (iv) the issuance of approximately 30,092,743 shares by the Company to AMBS in satisfaction of all remaining amounts owed to AMBS pursuant to the terms of the Exchange Agreement, subject to the lockup period described below (the “Transaction”). The Transaction closed upon the execution of the Purchase Agreement. The Company issued an aggregate consideration of 30,092,743 shares of its common stock for the Transaction (the “Consideration”). Each share of Company common stock received in connection with the Transaction shall be subject to a lock-up beginning on the Effective Date and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Purchase Agreement) or (iii) written consent of the Company, at the Company’s sole discretion.

On May 25, 2018 (the “Effective Date”), Avant Diagnostics, Inc. (the “Company”) entered into securities purchase agreements (collectively, the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which the Company sold an aggregate of six hundred and fifty thousand (650,000) shares of its series A convertible preferred stock for aggregate gross proceeds of $650,000 (the “Series A Preferred Stock”). In addition, existing debtholders of the Company exchanged an aggregate of $516,155 (currently due and payable under existing indebtedness) for an aggregate of 516,155 shares of Series A Preferred Stock pursuant to exchange agreements described below. The terms of the Series A Preferred Stock are set forth under Item 3.02 below.

For a period of one year from the date of final closing of the offering, Investors holding at least a majority of the Series A Preferred Stock outstanding from time to time shall have the right to cause the Company to sell for cash to such Investors on a pro rata basis up to an aggregate of $1,000,000 of common stock in one or more transactions at a 10% discount to the average closing price of the common stock (as reported for consolidated transactions with respect to securities listed on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if the Common Stock is not listed or admitted to trading on any national securities exchange, then in the over-the-counter market, as reported on any tier maintained by the OTC Markets Group, Inc.) for the thirty (30) consecutive trading days immediately prior to (and including) the Friday preceding the date of such purchase or purchases.

At any time on or after the Effective Date and until the Company’s 2019 annual meeting of stockholders, the Investors, jointly and severally, shall have the exclusive right, voting separately as a class, to elect up to six (6) directors (each director, an “Investor Director”). A Preferred Director so elected shall serve for a term of one year and until his successor is elected and qualified. An Investor Director may, during his or her term of office, be removed at any time, with or without cause, by and only by the affirmative vote, at a special meeting of holders of Series A Preferred Stock called for such purpose. Any vacancy created by such removal may also be filled at such meeting or by such consent for the remainder of such initial one year term. At any time on or after the Effective Date and until the Company’s 2019 annual meeting of stockholders, Infusion 51a, LP (“Infusion”) shall have the right to elect up to three (3) directors (each director, an “Infusion Director”). An Infusion Director so initially elected shall serve for a term of one year and until his successor is elected and qualified. Any vacancy in the position of an Infusion Director may be filled only by the affirmative vote of Infusion. An Infusion Director may, during his or her term of office, be removed at any time, with or without cause. Any vacancy created by such removal may also be filled by Infusion for the remainder of such initial one year term.

As soon as practicable after the final closing of the offering, the Company shall use commercially reasonable efforts to take all necessary actions and to obtain such approvals of the Company’s stockholders as may be required to increase the Company’s authorized shares of Common Stock such that the Company can issue all of the shares of Common Stock issuable upon completion of the restructuring and undertake a reverse stock split at such ratio where the number of shares of Common Stock outstanding after consummation of such reverse stock split shall be approximately 15,000,000 shares (the “Reverse Split”) before the exchange of the Series A Preferred Stock into shares of common stock (the “Stockholder Approval”). Until the consummation of the Reverse Split (as defined herein), the Investors appointed AVDX Investors Group LLC (the “Investor Representative”) as its attorney-in-fact for the purpose of carrying out the Stockholder Approval.

On the Effective Date, the Company entered into a Consulting Agreement (the “Agreement”) with Investor Representative. Under the Agreement, the Investor Representative shall perform such consulting and advisory services, within Investor Representative’s area of expertise, as the Company or any of its subsidiaries may reasonably require from time to time. During the six-month term of the Agreement, Jeff Busch shall perform the services on behalf of Investor Representative (“Designated Person”). The Agreement has an initial term of six months from the date of execution and shall automatically renew on a monthly basis unless either party gives notice of non-renewal to the other party at least fifteen days prior to the date of the Agreement, provided this agreement shall not extend beyond 12 months from the date of the Agreement. Pursuant to the Agreement, the Company shall pay Investor Representative an annual amount of $160,000, payable either in cash or Series A Preferred Stock (or Common Stock upon filing of the Charter Amendment and consummation of the Reverse Split) during the term of the Agreement (the “Base Compensation”). The Company shall promptly reimburse Investor Representative for all travel, meals, entertainment and other ordinary and necessary expenses incurred by Investor Representative in the performance of its duties to the Company. Investor Representative’s and Designated Person’s position with the Company may be terminated at any time, with or without cause or good reason, upon at least 30 days prior written notice. During the term of the Agreement and for a period of twelve months thereafter, Investor Representative and Designated Person will be subject to non-competition and non-solicitation provisions, subject to standard exceptions. Investors will also provide Investor Representative an irrevocable proxy to vote their shares on all corporate matters until completion of the Reverse Split.

From the Effective Date until the consummation of the Reverse Split, upon any issuance by the Company of common stock or Common Stock Equivalents (as defined in the Series A Certificate of Designations (as defined below)) for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), each Qualifying Purchaser (as defined below) shall have the right to participate in up to an amount of the Subsequent Financing equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing. For purposes herein, “Qualifying Purchaser” means an Investor with a subscription amount of at least $150,000.

Beginning on the six month anniversary of the final closing of the offering, on or prior to the sixtieth (60th) calendar day after the date of receipt of written demand from Investors holding at least 51% of Registrable Securities (as defined in the Purchase Agreement), the Company shall prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of all of the Registrable Securities that are not then registered on an effective registration statement.

In connection with the offering, we agreed to pay our placement agent, a registered broker-dealer, or the Placement Agent, (i) a cash commission of 8% of the gross proceeds raised from investors in the offering, and to issue to the Placement Agent warrants to purchase a number of shares of common stock equal to 4% of the gross proceeds divided by the respective offering price, with a term of seven years from the date of issuance.

On the Effective Date, the Company entered into an exchange agreement (collectively, the “2017 Investors Exchange Agreement”) with the investors who purchased convertible promissory notes between June 2017 and October 2017 (the “2017 Notes”) for an aggregate principal amount of $545,000 (the “2017 Investors”). Pursuant to the terms of the 2017 Investors Exchange Agreement, the Company agreed to exchange (i) the principal amount due under the 2017 Notes (ii) warrants to purchase 18,166,667 shares of common stock and (iii) purchase rights to purchase shares of common stock for an aggregate of 72,666,667 shares of common stock, in exchange for an aggregate approximately 22,290,800 shares of series B convertible preferred stock having an aggregate value of $545,000 (the “Series B Preferred Stock”). The 2017 Investors have agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the 2017 Notes after March 31, 2018. The terms of the Series B Preferred Stock are set forth under Item 3.02 below. In addition, each 2017 Investor entered into a termination agreement with the Company (collectively, the “2017 Investors Termination Agreement”) pursuant to which as of the Effective Date, (i) the securities purchase agreements and pledge agreements entered into with the 2017 Investors (the “2017 Investors Prior Agreements”) were terminated in their entirety and shall have no further force or effect, (ii) the security interests granted by the pledge agreements were terminated and shall have no further force or effect and (iii) neither party shall have any further rights or obligations under the Prior Agreements. The 2017 Investors also authorized the Company or his/her/its representatives to take all actions as they determine in their sole discretion to discharge and release any and all security interests, pledges, liens, and other encumbrances held by such 2017 Investor on the Company’s assets.

In connection with the 2017 Investors Exchange Agreement, the 2017 Investors have agreed to a lock-up agreement with respect to any shares of common stock it may receive beginning on May 25, 2018 and ending on the nine (9) month anniversary of the date the Company’s laboratory is open for business (the “Lockup Period”). For the first one hundred and eighty (180) days after termination of the Lockup Period, the 2017 Investors shall be subject to a daily liquidation limit for any sales of common stock equal to two and a half percent (2.5%) of the average trading volume of the Company’s common stock for the prior five (5) trading days, but excluding the date of sale (the “Leakout Limitation”). For any sale proposed by the 2017 Investors in excess of the Leakout Limitation, the Company will have (a) a right of first refusal for a period of 15 business days after receipt of written notice of such sale from the 2017 Investor, to purchase such shares of common stock subject to the Leakout Limitation at a price equal to the average closing price per share of the Company’s common stock for the prior five (5) trading days prior to such notice, and (b) if not purchased by the Company, the Company will have approval rights of the counter party proposed by a 2017 Investor for the sale of any such securities, such approval in the Company’s sole and absolute discretion.

On the Effective Date, the Company entered into an exchange agreement (collectively, the “2016 Investors Exchange Agreement”) with the investors who purchased convertible promissory notes between November 2016 and January 2017 (the “2016 Notes”) for an aggregate principal amount of $786,500 (the “2016 Investors”). Pursuant to the terms of the 2016 Investors Exchange Agreement, the Company agreed to exchange (i) the principal amount due under the 2016 Notes in exchange for an aggregate of (i) 323,323 shares of Series A Preferred Stock having an aggregate value of $323,323 and (ii) approximately 3,324,065 shares of series B convertible preferred stock having an aggregate value of approximately $498,610 (the “Series B Preferred Stock”) and (iii) exchange for the issuance of new promissory note due twenty-four (24) months from the Effective Date in the aggregate principal amount of $47,259 (the “New 2016 Investor Note”). The New 2016 Investor Note shall bear interest at 12% per annum and has mandatory payments of $2,000 every 30 days until paid in full starting June 25, 2018. In connection with the 2016 Investors Exchange Agreement, the 2016 Investors have agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the 2016 Notes after March 31, 2018.

On the Effective Date, the Company entered into an exchange Agreement (the “Coastal Exchange Agreement”) with Coastal Investment Partners, LLC (“Coastal”). Pursuant to the terms of the Coastal Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note dated July 6, 2016 plus accrued but unpaid interest and default and other amounts due and payable under such notes, which was $305,664 as of the Effective Date (the “Coastal Notes”) in exchange for (i) 192,832 shares of Series A Preferred Stock having an aggregate value of $192,832 and (ii) the issuance of new convertible promissory notes due eighteen (18) months from the Effective Date in the aggregate principal amount of $192,832 (the “New Coastal Note”). The New Coastal Note shall bear interest at 8% per annum and is convertible into shares of the Company’s common stock at $0.015 per share, subject to adjustment. Coastal has contractually agreed to restrict their ability to convert the New Coastal Note such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. In connection with the Coastal Exchange Agreement, Coastal agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the Coastal Notes after March 31, 2018. In addition, Coastal entered into a termination agreement with the Company pursuant to which as of the Effective Date, (i) the securities purchase agreements and pledge agreements entered into with Coastal (the “Coastal Prior Agreements”) were terminated in their entirety and shall have no further force or effect, (ii) the security interests granted by the pledge agreement were terminated and shall have no further force or effect and (iii) neither party shall have any further rights or obligations under the Coastal Prior Agreements. Coastal also authorized the Company or its representatives to take all actions as they determine in their sole discretion to discharge and release any and all security interests, pledges, liens, and other encumbrances held by it on the Company’s assets.

On the Effective Date, the Company entered into an exchange agreement (the “Black Mountain Exchange Agreement”) with Black Mountain Equity Partners LLC (“Black Mountain”). Pursuant to the terms of the Black Mountain Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note dated November 11, 2016 (the “Black Mountain Note”) in exchange for the issuance of new promissory note due twelve (12) months from the Effective Date in the aggregate principal amount of $20,000 (which includes a prepayment amount of $5,000 made on the Effective Date) (the “New Black Mountain Note”). The New Black Mountain Note shall bear interest at 12% per annum and has mandatory payments of $5,000 every 90 days until paid in full. In connection with the Black Mountain Exchange Agreement, Black Mountain agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the Black Mountain Note after March 31, 2018.

On May 25, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock with the Secretary of State of the State of Nevada (the “Series A Certificate of Designation”).

On May 25, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock with the Secretary of State of the State of Nevada (the “Series B Certificate of Designation”).

On May 25, 2018, the Company entered into an employment agreement (the “Ruxin Agreement”) with Dr. Ruxin under which he will serve as Chief Executive Officer of the Company. The term of the Ruxin Agreement was effective as of May 25, 2018, continues until May 25, 2023 and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Under the terms of the Ruxin Agreement, Dr. Ruxin will receive an annual salary of $250,000. He is eligible to receive a cash bonus of up to 100% of his base salary. The bonus shall be earned upon the Company’s achievement of performance targets for a fiscal year to be mutually agreed upon by Dr. Ruxin and the board or a committee thereof. Additionally, following the adoption by the Company of an equity compensation plan and subject to approval of the board or a committee thereof, Dr. Ruxin shall receive (i) a one-time restricted stock unit award having a fair value of approximately $100,000 and which shall vest over a five year period following the date of grant and (ii) an option to purchase ten percent (10%) of the outstanding shares of the Company (calculated on the date of grant), which shall vest over a five-year period following the date of grant and expire on the tenth anniversary of the date of grant. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

Dr. Ruxin is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Dr. Ruxin’s termination of employment is the result of termination by the Company without Cause (as defined in the Ruxin Agreement) with Good Reason (as defined in the Ruxin Agreement) or as a result of a non-renewal of the term of employment under the Ruxin Agreement, Dr. Ruxin shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 2.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control (as defined in the Ruxin Agreement), the Severance Multiple shall mean 3.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Dr. Ruxin prior to the date of termination and he shall be entitled to reimbursement of any COBRA payment made during the 18 month period following the date of termination.

The Ruxin Agreement also contains covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding us, and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

On May 25, 2018, the Company entered into an employment agreement (the “Busch Agreement”) with Mr. Busch under which he will serve as Executive Chairman of the Company. The term of the Busch Agreement was effective as of May 25, 2018, continues until May 25, 2023 and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Under the terms of the Busch Agreement, Mr. Busch will receive an annual salary of $30,000, which amount shall be automatically increased to $120,000 on the first anniversary of the date of the Busch Agreement. He is eligible to receive a discretionary cash bonus at the option of the board based on their evaluation of his performance of duties and responsibility. Additionally, following the adoption by the Company of an equity compensation plan and subject to approval of the board or a committee thereof, Mr. Busch shall receive (i) a one-time restricted stock unit award having a fair value of approximately $100,000 and which shall vest over a five year period following the date of grant and (ii) an option to purchase ten percent (10%) of the outstanding shares of the Company (calculated on the date of grant), which shall vest over a five-year period following the date of grant and expire on the tenth anniversary of the date of grant. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

Mr. Busch is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Mr. Busch’s termination of employment is the result of termination by the Company without Cause (as defined in the Busch Agreement) with Good Reason (as defined in the Busch Agreement) or as a result of a non-renewal of the term of employment under the Busch Agreement, Mr. Busch shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 2.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control (as defined in the Busch Agreement), the Severance Multiple shall mean 3.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Mr. Busch prior to the date of termination and he shall be entitled to reimbursement of any COBRA payment made during the 18 month period following the date of termination.

The Busch Agreement also contains covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding us, and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.