Form 10-Q
period 2016-12-31
Avant Diagnostics, Inc
filed 2018-10-23
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission file number: 000-54004

AVANT DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0599151
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1050 30th Street NW Suite 107
Washington DC	20007
(Address of Principal Executive Offices)	(Zip Code)

(708) 710-9200

(Registrant’s telephone number, including area code)

217 Perry Parkway, Suite 8

Gaithersburg, MD 20877

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of outstanding shares of the Registrant’s common stock, par value $0.00001 per share, at August 29, 2018 was 336,957,722.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

December 31, 2016

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this annual report, except as may be required under applicable securities laws.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Balance Sheet

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$73,743	$851
Accounts receivable	172,274	41,383
Prepaid expenses	-	-
Total current assets	246,017	42,234
Non-current Assets
Intellectual Property	5,403,678	5,497,134
Website development cost, net	5,047	5,312
Other Assets	247,521	20,000
Patent costs, net	108,267	111,361
Total non-current assets	5,764,513	5,633,807
Total Assets	$6,010,529	$5,676,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$540,726	$536,630
Accrued expenses	541,202	518,932
Accrued payroll and benefits	332,360	256,480
Convertible notes payable	-	250,807
Convertible notes payable to related party, net of unamortized discount of $33,147	456,853	429,280
Derivative liability	2,011,535	123,239
Total current liabilities	3,882,676	2,115,369
Total Liabilities	3,882,676	2,115,369

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B preferred stock $0.001 par value; -0- and -0- shares outstanding as of December 31, 2016 and September 30, 2016	-	-
Common Stock ($0.00001 par value), 450,000,000 shares authorized; 244,687,875 and 219,254,543 shares outstanding as of December 31, 2016 and September 30, 2016, respectively	2,447	2,193
Additional paid-in capital	29,791,498	25,131,601
Accumulated deficit	(27,666,092)	(21,573,123)
Total Stockholders’ Equity	2,127,853	3,560,671
Total Liabilities and Stockholders’ Equity	$6,010,529	$5,676,041

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended	For the three months ended
	2016	2015
Revenue	$242,021	$-
Cost of revenue	22,963	-
Gross profit	219,058	-

Operating expenses:
Selling, general and administrative	443,290	120,385
Amortization Fees	-	10,000
Research and development	-	-
Research and development - license acquired	-	-
Professional fees	4,806,763	67,150
Merger costs	-	-
Total operating expenses	5,250,053	197,535
Loss from operations	(5,030,994)	(197,535)

Other expense
Interest expense	372,928	-
Loss on change in fair value of derivative	689,047	-
Total other expense	1,061,975	-
Net Loss	$(6,092,969)	$(197,535)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.04)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	162,466,478	96,319,248

Comprehensive loss:
Net loss	$(6,092,969)	$(197,535)
Unrealized loss on available for sale securities	-	-
Comprehensive loss	$(6,092,969)	$(197,535)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2016

(unaudited)

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at September 30, 2016	-	$-	219,254,543	$2,193	$25,131,601	$(21,573,123)	$3,560,671
Sale of common stock	-		1,933,332	20	(19)	-	1
Sale of Preferred Stock	-	-	-	-	-	-	-
Common stock issued for services	-	-	23,500,000	234	4,660,365	-	4,660,599
Stock based compensation	-	-	-	-	-	-	-
Common stock issued to pay debt to officer	-	-	-	-	-	-	-
Adjustment related to prior period	-	-	-	-	(449)	-	(449)
Reclass derivative liability to equity upon note payments	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(6,092,969)	(6,092,969)
Balances at December 31, 2016	-	$-	244,687,875	$2,447	$29,791,498	$(27,666,092)	$2,127,853

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(6,092,969)	$(197,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,898	-
Amortization of debt discounts	(4,426)	10,000
Stock-based compensation expenses	4,660,599	46,876
Loss on change in fair value of derivatives	1,854,742	-
Changes in operating assets and liabilities:
Accounts receivable	(130,891)	-
Accounts payable	4,096	40,602
Accrued payroll and benefits		60,000
Due to related party	75,880	21,869
Accrued liabilities	22,270	-
Net cash used in operating activities	501,199	(18,188)

Cash Flows from Investing Activities:
Licensing costs	(15,126)	(24,680)
Other Assets	(227,521)	-
Net cash provided by (used in) investing activities	(242,647)	(24,680)
Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	1	112,000
Proceeds from convertible notes payable	(185,661)	-
Net cash provided by financing activities	(185,660)	112,000
Net increase in cash	72,892	69,132
Cash at beginning of period	851	43,635
Cash at end of period	$73,743	$112,767

Supplemental disclosure of noncash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$-	$-
Effect of recapitalization	$-	$-
Shares issued in settlement of related party debt	$-	$-
Reclass derivative liability to equity upon note payment	$-	$-

See accompanying notes which are an integral part of these condensed consolidated financial statements

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Avant Diagnostics, Inc. (“Avant”, “we” or the “Company”), a Nevada corporation established in 2009, is a commercial-stage molecular diagnostic company that focuses on the development and commercialization of a series of proprietary diagnostic tests that provide important actionable information for physicians and patients in the areas of oncology. Avant was originally named Arrayit Diagnostics, Inc. which was formed as a majority owned subsidiary of Arrayit Corporation (“Arrayit”) through a technology transfer in July 2009. In January 2013, the Company effected a name change to Avant Diagnostics, Inc.

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

As of December 31, 2016, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

Since the end of the fiscal year ended September 30, 2016 and through September 30, 2017, we have focused on executing our business plan by acquiring proprietary diagnostic technology in the areas of oncology and neurology, as well as the addition of a revenue producing CLIA/CAP laboratory. We succeeded in executing on these objectives by the purchase of Amarantus Diagnostics, Inc. (“ADI”) and the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”). We intend on executing unique commercialization strategies for each of our proprietary diagnostic tests. ADI business and THI assets and liabilities were combined into the new subsidiary Avant Diagnostics Acquisition Corporation (ADAC).

Amarantus Diagnostic, Inc. Acquisition

On May 11, 2016, the Company entered into a Share Exchange Agreement with Amarantus BioScience Holdings, Inc. (“AMBS”) to purchase 100% of the outstanding capital stock of Amarantus Diagnostics, Inc. (“ADI”).

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

AMBS issued the Company a $50,000 convertible promissory note bearing interest at 12% per annum and matures one year from the date of issuance. The note was convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to adjustment and certain setoffs. The note was fully paid off on May 24, 2016.

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

Recent Developments

During the period subsequent to December 31, 2016 through the fiscal year ended September 30, 2017, management has engaged in cost cutting measures primarily in the area of THI corporate overhead. These measures have resulted in bringing operating costs in line with current sales and improving revenue from the new and existing THI pharma services, heading into in the fourth quarter of 2016 – traditionally the fourth quarter of the calendar year is THI’s best performing quarter.

The Company is operationally focused on improving revenues in the THI pharma services business by acquiring customers and expanding existing service agreements with oncology-focused pharmaceutical companies. The Company is now focused on establishing business relationships with pharmaceutical companies in late stage clinical companion diagnostic development and supportive CLIA commercial launches for combination products in the area of personalized medicine for cancer treatments, including immuno-oncology.

The Company’s product OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. The Company believes this test will be approved by the U.S. Food and Drug Administration (“FDA”) as the first pre-symptomatic screening test for ovarian cancer in the United States, (although there can be no assurance that approval will be obtained), detecting all types and all stages of ovarian cancer with high sensitivity and specificity. The Company’s primary activities since inception has been focused preparing sample specimens in order for OvaDx to obtain FDA approval. The Company has generated minimum revenues since inception.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of December 31, 2016 and the condensed consolidated results of its operations and cash flows for the three months ended December 31, 2016. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the operating results for the full year ending September 30, 2017, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of September 30, 2016 and for the year then ended, which was filed with the Securities and Exchange Commission on Form 10-K on August 27, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of December 31, 2016, the Company had an accumulated deficit of $27.67 million. During the three months ended December 31, 2016 and 2015, the Company incurred net losses of $6,093,000 and $198,000 respectively, and cash provided in operating activities of $501,199 and $18,188, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company recognizes it will need to raise additional capital in order to fund operations, met its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Avant Diagnostics Acquisition Corporation. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and records the reimbursement as revenues. As of December 31, 2016, and September 30, 2015, deferred revenue was $-0- and $-0-, respectfully.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2016 and September 30, 2016, allowance for doubtful accounts was $-0-.

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

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three months ended December 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31, 2016	December 31, 2015
Shares issued upon conversion of convertible notes and accrued interest	-	-

Intangible Assets

The Company’s intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patent for its worldwide exclusive licensed rights to OvaDx, a diagnostic screening test for the early detection of ovarian cancer. As of December 31, 2016 the Company has not yet received FDA approval with respect to the clinical use of these intangible assets. The carrying value of December 31, 2016 and September 30, 2016 was $1,459,000 and $1,483,000, respectively.

Intellectual property acquired from the THI Acquisition leading to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. The Company uses these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. The carrying value of December 31, 2016 and September 30, 2016 was $3,945,000 and $4,014,000, respectively.

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

The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2016 are as follows (in thousands, except year amounts):

Description	Book Value as of September 30, 2016	Additions during the year	Total after Additions	Remaining life In years	Amortization Expense for the Three Months Ended December 31, 2016	Book Value as of December 31, 2016
License Rights to OvaDx	1,483	17	1,500	9	42	1,459
THI Acquisition on May 11, 2016	4,014	(2)	4,012	15	67	3,945
Website development cost	5	-	5	5	-	5
Patent costs	111	-	111	9	3	108
	5,614	15	5,629		112	5,517

The Company incurred amortization expense associated with its finite-lived intangible assets of $112,000 for the three months ended December 31, 2016.

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

The Company’s free standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of December 31, 2016 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Financial liabilities as of December 31, 2016 measured at fair value on a recurring basis are summarized below:

The Company determined that certain conversion option related to convertible notes issued did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise price was subject to adjustment based on certain subsequent equity transactions that would change the exercise price, the Company elected to use a lower reset provision. Accordingly, the Company was required to record such conversion option as a derivative liability and mark such derivative to fair value each reporting period. Such instrument was classified within Level 3 of the valuation hierarchy. For the purpose of calculating the potential embedded derivatives, the Company utilized an estimated conversion price of $0.15 to $.20 in estimating the fair value of the conversion option.

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the three months December 31, 2016:

	At Inception	December 31, 2016

Common Stock Estimated Fair Value	$0.05	0.15 to 0.31
Conversion Price per share	0.05-0.10	0.15-0.25
Conversion Shares	3,125,000	0
Call Option Value	0.0104 to 0.0226	0.006 to 0.11
Dividend Yield	0.00%	0.00%
Volatility	120.00%	65.60%
Risk-free Interest rate	0.68%	0.96 to 1.50%
Contractual Term	0.75 to 1.00 years	0.17 to 1.04 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the three months ended December 31, 2016:

Balance - Beginning of period	$123,238
Aggregate fair value of derivative instruments issued	1,854,742
Transfers out upon payoff of notes payable	(3,975)
Change in fair value of derivative liabilities	37,530
Balance - End of period	$2,011,535

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

Between November 16, 2016 and December 31, 2016, the Company entered into various convertible promissory notes (collectively, the “Nov 2016 Notes”) with accredited investors (the “Nov 2016 Investors”) pursuant to which the Nov 2016 Investors purchased an aggregate principal amount of $754,000 of Original Issue Discount Senior Secured Convertible Notes for an aggregate purchase price of $580,000. The Nov 2016 Notes bear interest at 8% and mature on January 15, 2018. The Nov 2016 Note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.15, subject to adjustment.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The board of directors authorized the following issuances of stock for services. The Company evaluated in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”:

During the three months ended December 31, 2016, the Company issued 10,000,000 restricted shares of common stock to the Company former Chief Executive Officer for a fair value of $2,600,000.

During the three months ended December 31, 2016, the Company issued 5,000,000 restricted shares of common stock to the Company former Director for a fair value of $1,300,000.

During the three months ended December 31, 2016, the Company issued an aggregate of 8,500,000 restricted shares of common stock for consulting services for a fair value of $2,560,000.

During the three months ended December 31, 2016, the Company issued an aggregate of 1,933,332 restricted shares of common stock for bonus equity to the notes for a fair value of $469,250.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of December 31, 2016, except as discussed below.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity controlled by the Company’s former Chief Executive Officer. For the three months ended December 31, 2016, total rent expense was $18,300.

The Company had accrued expenses due to current and former officers, consisting mainly of salary. As of December 31, 2016 and September 30, 2016, accrued expenses due to officers were $332,360 and $256,480, respectively.

The following selling, general and administrative expenses for the three months ended December 31, 2016 were incurred by Greg Linn, the Company’s former CEO:

For the Three Months
ended
December 31, 2016
Auto Allowance	$4,500
Salaries and wages	60,000
Insurance Expense	9,000
Payroll Expenses	7,567
Travel Expenses	2,798
Cell Phone Expense	300
Total	$84,165

During the three months ended December 31, 2016, Michael Linn, former consultant, incurred $12,000 of salary and professional fees.

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

NOTE 9 – SUBSEQUENT EVENTS

On January 3, 2017, the Company entered into a convertible promissory note (part of the “Nov 2016 Notes”) with an accredited investor (the “Nov 2016 Investor”) pursuant to which investors purchased an aggregate principal amount of $32,500 of Original Issue Discount Senior Secured Convertible Notes for an aggregate purchase price of $25,000. The Nov 2016 Notes bear interest at 8% and mature on January 15, 2018. The Nov 2016 Note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.15, subject to adjustment.

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

On May 25, 2018 (the “Effective Date”), the Company entered into securities purchase agreements (collectively, the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which the Company sold an aggregate of six hundred and fifty thousand (650,000) shares of its series A convertible preferred stock for aggregate gross proceeds of $650,000 (the “Series A Preferred Stock”). In addition, existing debtholders of the Company exchanged an aggregate of $516,155 (currently due and payable under existing indebtedness) for an aggregate of 516,155 shares of Series A Preferred Stock pursuant to exchange agreements described below. The terms of the Series A Preferred Stock are set forth under Item 3.02 below.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;
●	our inability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	if we are unable to successfully acquire, develop or commercialize new products;
●	our expenditures not resulting in commercially successful products;
●	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;
●	the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and
●	other factors discussed under the section entitled “Risk Factors” set forth in our Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, “Avant”) or the “Company” refer to Avant Diagnostics, Inc. and its subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

Since the end of the fiscal year ended September 30, 2016 and through September 30, 2017, we have focused on executing our business plan by acquiring proprietary diagnostic technology in the areas of oncology, as well as the addition of a revenue producing CLIA/CAP laboratory. We succeeded in executing on these objectives by the purchase of Amarantus Diagnostics, Inc. (“ADI”) and the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”). We intend on executing unique commercialization strategies for each of our proprietary diagnostic tests.

During the period, subsequent to December 31, 2016 through the date of the filing of this quarterly report, management has engaged in cost cutting measures primarily in the area of THI corporate overhead. These measures have resulted in bringing operating costs in line with current sales and improving revenue from the new and existing THI pharma services, heading into in the fourth quarter of 2016 – traditionally the fourth quarter of the calendar year is THI’s best performing quarter.

The Company is operationally focused on improving revenues in the THI pharma services business by acquiring customers and expanding existing services agreements with oncology-focused pharmaceutical companies. The Company is now focused on establishing business relationships with pharmaceutical companies and a view towards late stage clinical companion diagnostic development and supportive CLIA commercial launches for combination products in the area of personalized medicine for cancer treatments, including immuno-oncology.

Additionally, the Company is evaluating strategic commercialization options with respect to its proprietary diagnostic test portfolio and effectuating a relationship with a commercial high complexity CLIA laboratory that specializes in high volume testing, product launches, reimbursement and functional medicine.

Results of Operations

Comparison of the Three Months Ended December 31, 2016 to the Three Months Ended December 31, 2015

Revenue

For three months ended December 31, 2016, total revenue was $242,021 compared to $-0- the same period in fiscal 2015. The revenue for the three months ended December 31, 2016 was related to pharma projects and is comprised of performance under research and development contracts.

Cost of Revenue

Cost of revenue was $22,963 or 9.5% of related sales for the three months ended December 31, 2016 giving us a gross profit of $219,058 or 91.5%. the Company did not have revenue/cost of revenue for same period in 2015.

Operating Expenses

General and administrative expenses

General and administrative expenses increased by $322,905 from $120,385 to $443,290 for the three months ended December 31, 2016, as compared to the same period in 2015. The overall increase is primarily the result of added operating activities of THI net with reductions in service provider costs of Avant. In addition, during the current year, we amortized certain intangible assets and patents. As such, amortization was $111,898 for the three months ended December 31, 2016 as compared to $-0- for the same period, last year.

Professional fees

Professional fee expenses increased by $4,739,613 from $67,150 to $4,806,763 for the same period, respectively which was primarily due to the professional acquisition costs and consultant fees incurred in the current period. Common stock issued for professional services was expensed at the grant date stock price.

Research and Development – Licenses Acquired

Other Expenses:

Interest expense

Interest expense during the three months ended December 31, 2016 was $372,928 compared to $-0- for the three months ended December 31, 2015. Interest expense primarily consists of amortization of debt discounts and accrued interest incurred relating to our issued convertible notes payable. The debt discount amortization incurred during the three months ended December 2016 and 2015 was $(4,426) and $10,000, respectively.

Loss on change in fair value of derivative

During three months ended December 31, 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,854,742 on change in fair value of derivative liabilities for the three months ended December 31, 2016 and was $-0- for the same period in 2015.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of:

	December 31,	September 30,
	2016	2016
Current assets	$246,017	$42,234
Current liabilities	3,882,676	2,115,369
Working capital	$(3,636,659)	$(2,073,135)

Current assets increased by $203,783 from $42,234 to $246,017 for the three months ended December 31, 2016, as compared to September 30, 2016. The overall increase is primarily due to the revenue during the three months ended December 31, 2016 and 2015 for net proceeds of $242,021 and $-0-, respectively.

The decline in the working capital deficit is primarily due to an increase in accounts payable, accrued interest, notes payable and derivative liabilities offset by an increase of cash and reduction in accrued payroll and benefits.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
Net cash used in operating activities	$501,199	$(18,188)
Net cash provided by (used in) investing activities	(242,647)	(24,680)
Net cash provided by financing activities	(185,660)	112,000
Change in cash	$72,892	$69,132

Total net cash increased due to an increase in cash provided by operating activities which was offset by changes in our operating assets and liabilities of $389,301, amortization and depreciation of $111,898, and with gain on change in derivative liability of $1,854,742 for the three months ended December 31, 2016. Net cash used in investing activities for the three months ended December 31, 2016 compared to December 31, 2015 was primarily from licensing, other assets, and website development costs of $242,647 and $24,680, respectively. Net cash provided by financing activities for the three months ended December 31, 2016 is due to net cash proceeds from the issuance of convertible notes and common stock of $185,660 compared to $112,000 for December 31, 2015.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception of approximately $22.67 million. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants.

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

Cash Requirements

Our plan of operation over the next 12 months is to:

●	Getting current with the Security and Exchange Commission;
●	Locate a suitable facility in the U.S. to operate our lab;
●	Hire an Interim Chief Financial Officer;
●	Seek financing to grow the company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our former Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2016, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended December 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, the Company, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13. Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 (“CEPA”), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014, the District Court dismissed Plaintiff’s complaint against Arrayit Corporation for failure to state a claim upon which relief may be granted and against John Howell for lack of jurisdiction. The Company and its officers remain as defendants in the action. The Company and its officers have mounted a vigorous defense against these claims and believe they are without legal merit.

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

On October 28, 2016, the Company issued an aggregate of 500,000 restricted shares of common stock for certain consulting services for a fair value of $150,000.

On October 28, 2016, the Company issued an aggregate of 1,000,000 restricted shares of common stock for certain consulting services for a fair value of $300,000.

On November 1, 2016, the Company issued an aggregate of 6,000,000 restricted shares of common stock for certain consulting services for a fair value of $600.

On November 7, 2016, the Company issued an aggregate of 1,000,000 restricted shares of common stock for certain consulting services for a fair value of $310,000.

On November 7, 2016, the Company issued an aggregate of 100,000 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $31,000.

On November 7, 2016, the Company issued an aggregate of 166,667 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $51,667.

On November 28, 2016, the Company issued an aggregate of 333,333 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $76,667.

On December 2, 2016, the Company issued an aggregate of 50,000 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $11,500.

On December 5, 2016, the Company issued an aggregate of 116,666 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $27,883.

On December 6, 2016, the Company issued an aggregate of 233,333 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $53,667.

On December 6, 2016, the Company issued an aggregate of 83,333 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $19,167.

On December 12, 2016, the Company issued an aggregate of 83,333 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $20,000.

On December 12, 2016, the Company issued an aggregate of 166,667 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $40,000.

On December 13, 2016, the Company issued an aggregate of 100,000 restricted shares of common stock $22,700.

On December 21, 2016, the Company issued an aggregate of 5,000,000 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $1,300,000.

On December 21, 2016, the Company issued an aggregate of 10,000,000 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $2,600,000.

On December 23, 2016, the Company issued an aggregate of 500,000 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $115,000.

During the three months ended December 31, 2016, the Company issued an aggregate of 10,000,000 restricted shares of common stock to the Company former Chief Executive Officer for a fair value of $2,600,000.

During the three months ended December 31, 2016, the Company issued an aggregate of 5,000,000 restricted shares of common stock to the Company former Director for a fair value of $1,300,000.

During the three months ended December 31, 2016, the Company issued an aggregate of 8,500,000 restricted shares of common stock for consulting services for a fair value of 760,600.

During the three months ended December 31, 2016, the Company issued an aggregate of 1,933,332 restricted shares of common stock for bonus equity to the notes for a fair value of $469,250.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT DIAGNOSTICS, INC.

Date: October 23, 2018	By:	/s/ Michael Ruxin
Michael Ruxin
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)