Form 10-Q
period 2017-03-31
Avant Diagnostics, Inc
filed 2018-10-23
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

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

The number of outstanding shares of the Registrant’s common stock, par value $0.00001 per share, at September 10, 2018 was 336,957,722.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

March 31, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Balance Sheet
	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,560	$851
Accounts receivable	36,315	41,383
Prepaid expenses	-	-
Total current assets	45,875	42,234
Non-current Assets
Intellectual Property	5,295,138	5,497,134
Website development cost, net	4,781	5,312
Other Assets	247,521	20,000
Patent costs, net	105,174	111,361
Total non-current assets	5,652,614	5,633,807
Total Assets	$5,698,489	$5,676,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	864,654	$536,630
Accrued expenses	563,884	518,932
Accrued payroll and benefits	297,890	256,480
Convertible notes payable	-	250,807
Convertible notes payable to related party	480,000	429,280
Derivative liability	1,614,398	123,239
Total current liabilities	3,820,826	2,115,369
Total Liabilities	3,820,826	2,115,369

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B preferred stock $0.001 par value; 3,000 and -0- shares outstanding as of March 31, 2017 and September 30, 2016 respectively	98	-
Common Stock ($0.00001 par value), 450,000,000 shares authorized; 244,771,208 and 219,254,543 shares outstanding as of March 31, 2017 and September 30, 2016, respectively	2,448	2,193
Additional paid-in capital	29,889,400	25,131,601
Accumulated deficit	(28,014,283)	(21,573,123)
Total Stockholders’ Equity	1,877,663	3,560,671
Total Liabilities and Stockholders’ Equity	$5,698,489	$5,676,041

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
Revenue	$13,930	$-	$255,951	$-
Cost of revenue	1,824	-	$24,787	-
Gross profit	12,106	-	231,164	-

Operating expenses:
Selling, general and administrative	554,891	174,928	$998,181	305,313
Amortization Fees	-	-	$-	-
Research and development	-	-	$-	-
Research and development - license acquired	-	-	$-	-
Professional fees	91,397	51,100	$4,898,160	118,250
Merger costs	-	-	$-	-
Total operating expenses	646,288	226,028	5,896,341	423,563
Loss from operations	(634,183)	(226,028)	(5,665,177)	(423,563)

Other expense
Interest expense	143,645	(13,846)	$516,573	(13,846)
Loss on change in fair value of derivative	(429,637)	5,121	$259,410	5,121
Total other expense	(285,992)	(8,725)	775,983	(8,725)
Net Loss	$(348,191)	$(234,753)	$(6,441,160)	$(432,288)

Loss per Share:
Basic and diluted net loss per common share outstanding	$(0.00)	$(0.00)	$(0.04)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	176,007,933	100,123,242	175,994,679	97,021,245

Comprehensive loss:
Net loss	$(348,191)	$(234,753)	$(6,441,160)	$(432,288)
Unrealized loss on available for sale securities	-	-	-	-
Comprehensive loss	$(348,191)	$(234,753)	$(6,441,160)	$(432,288)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2017

(unaudited)

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at September 30, 2016	-	$-	219,254,543	$2,193	$25,131,601	$(21,573,123)	$3,560,671
Sale of common stock	-		2,016,665	21	(20)	-	1
Sale of Preferred Stock	-		-	-	-	-	-
Common stock issued for services	-	-	23,500,000	234	4,660,365	-	4,660,599
Stock based compensation	-	98	-	-	97,902	-	98,000
Common stock issued to pay debt to officer	-	-	-	-	-	-	-
Adjustment related to prior period	-	-	-	-	(449)	-	(449)
Reclass derivative liability to equity upon note payments	-	-	-	-	-	-	-
Net loss	-	-	-	-		(6,441,160)	(6,441,160)
Balances at March 31, 2017	-	$98	244,771,208	$2,448	$29,889,400	$(28,014,283)	$1,877,663

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(6,441,160)	$(432,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223,840	15,379
Amortization of debt discounts	-	10,439
Amortization of patent and web design costs	-	-

Stock-based compensation expenses	4,758,150	55,001

Loss on change in fair value of derivatives	1,491,159	(5,121)
Changes in operating assets and liabilities:
Accounts receivable	5,068	-
Prepaid Expenses	-	127
Accounts payable	328,024	26,765
Accrued payroll and benefits	-	36,990
Due to related party	41,410
Accrued liabilities	44,952	103,407
Net cash used in operating activities	451,443	(189,301)

Cash Flows from Investing Activities:

Licensing costs	(15,126)	(12,924)
Other Assets	(227,521)
Website development costs	-	(21,252)
Deposit on acquisition	-	(40,000)
Net cash provided by (used in) investing activities	(242,647)	(74,176)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	1	235,000
Proceeds from convertible notes payable	(200,087)	200,000
Net cash provided by financing activities	(200,086)	435,000

Net increase in cash	8,709	171,523
Cash at beginning of period	851	43,635
Cash at end of period	$9,560	$215,158

Supplemental disclosure of noncash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$-	$-
Effect of recapitalization	$-	$-
Shares issued in settlement of related party debt	$-	$428,575
Reclass derivative liability to equity upon note payment	$-	$56,949

See accompanying notes which are an integral part of these condensed consolidated financial statements

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

As of March 31, 2017, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

Since the end of the fiscal year ended September 30, 2016 and through the fiscal year ended September 30, 2017, we have focused on executing our business plan by acquiring proprietary diagnostic technology in the areas of oncology, as well as the addition of a revenue producing CLIA/CAP laboratory. We succeeded in executing on these objectives by the purchase of Amarantus Diagnostics, Inc. (“ADI”) and the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”). We intend on executing unique commercialization strategies for each of our proprietary diagnostic tests. ADI business and THI assets and liabilities were combined into the new subsidiary Avant Diagnostics Acquisition Corporation (ADAC).

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

Recent Developments

During the period subsequent to March 31, 2017 through the fiscal year ended September 30, 2017, management has engaged in cost cutting measures primarily in the area of THI corporate overhead. These measures have resulted in bringing operating costs in line with current sales and improving revenue from the new and existing THI pharma services, heading into in the fourth quarter of 2017 – traditionally the fourth quarter of the calendar year is THI’s best performing quarter.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2017 and the condensed consolidated results of its operations and cash flows for the six months ended March 31, 2017. The results of operations for the six months ended March 31, 2017 are not necessarily indicative of the operating results for the full year ending September 30, 2017, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of September 30, 2016 and for the year then ended, which was filed with the Securities and Exchange Commission on Form 10-K on August 27, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of March 31, 2017, the Company had an accumulated deficit of $28.01 million. During the six months ended March 31, 2017 and 2016, the Company incurred net losses of $6.44 million and $432,288, respectively, and used cash in operating activities of $451,443 and ($189,301), respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Avant Diagnostics Acquisition Corporation (ADAC). All intercompany transactions and balances have been eliminated in consolidation.

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

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and records the reimbursement as revenues. As of March 31, 2017, and September 30, 2016, deferred revenue was $-0- and $-0-, respectfully.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2017 and September 30, 2016, allowance for doubtful accounts was $-0-.

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

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the six months ended March 31, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31, 2017	March 31, 2016

Shares issued upon conversion of convertible notes	-	3,125,000

Intangible Assets

The Company’s intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patent for its worldwide exclusive licensed rights to OvaDx, a diagnostic screening test for the early detection of ovarian cancer. As of March 31, 2017 the Company has not yet received FDA approval with respect to the clinical use of these intangible assets. The carrying value of March 31, 2017 and September 30, 2016 was $1,417,000 and $1,483,000, respectively.

Intellectual property acquired from the THI Acquisition leading to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. The Company uses these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. The carrying value of March 31, 2017 and September 30, 2016 was $3,878,000 and $4,014,000, respectively.

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

The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2017 are as follows (in thousands, except year amounts):

					Amortization Expense
	Book Value				for the Three Months	Book Value
Description	as of December 31, 2016	Additions during the year	Total after Additions	Remaining life In years	Ended March 31, 2017	as of March 31, 2017
License Rights to OvaDx	1,459	-	1,459	9	42	1,417
THI Acquisition on May 11, 2016	3,945	-	3,945	15	67	3,878
Website development cost	5	-	5	5	-	5
Patent costs	108	-	108	9	3	105
	5,517	-	5,517		112	5,405

The Company incurred amortization expense associated with its finite-lived intangible assets of $112,000 for the three months ended March 31, 2017.

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

The Company’s free standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of March 31, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Financial liabilities as of March 31, 2017 measured at fair value on a recurring basis are summarized below:

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

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the six months March 31, 2017:

	At Inception	March 31, 2017

Common Stock Estimated Fair Value	$0.05	0.15 to 0.25
Conversion Price per share	0.05-0.10	0.15-0.25
Conversion Shares	3,125,000	0
Call Option Value	0.0104 to 0.0226	0.006 to 0.11
Dividend Yield	0.00%	0.00%
Volatility	120.00%	65.60%
Risk-free Interest rate	0.68%	0.96 to 1.50%
Contractual Term	0.75 to 1.00 years	0.0 to .95 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the six months ended March 31, 2017:

Balance - Beginning of period	$2,011,535
Aggregate fair value of derivative instruments issued	40,588
Transfers out upon payoff of notes payable	0
Change in fair value of derivative liabilities	(437,725)
Balance - End of period	$1,614,398

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 3, 2017, the Company entered into a convertible promissory note with an accredited investors (pursuant to which the Investor purchased an aggregate principal amount of $32,500 of Original Issue Discount Senior Secured Convertible Notes for an aggregate purchase price of $25,000. The Note bears interest at 8% and matures on January 15, 2018. The Note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.15, subject to adjustment.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The board of directors authorized the following issuances of stock for services. The Company evaluated in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”:

During the six months ended March 31, 2017, the Company issued 10,000,000 restricted shares of common stock to the Company former Chief Executive Officer for a fair value of $2,600,000.

During the six months ended March 31, 2017, the Company issued 5,000,000 restricted shares of common stock to the Company former Director for a fair value of $1,300,000.

During the six months ended March 31, 2017, the Company issued an aggregate of 8,500,000 restricted shares of common stock for consulting services for a fair value of $2,560,000.

During the six months ended March 31, 2017, the Company issued an aggregate of 2,016,665 restricted shares of common stock for bonus equity to the notes for a fair value of $494,250.

On January 3, 2017, the Company issued an aggregate of 83,333 restricted shares of common stock for bonus shares to a note for a fair value of $25,000.

Preferred Stock

During the six months ended March 31, 2017, the Company issued and aggregate of 3,000 Series B of preferred stock for the cancellation of unpaid compensation to the former CEO for a fair value of $98,000.

On January 25, 2017, the Company issued an aggregate of 3,000 restricted preferred stock for the cancellation of certain unpaid salary and expenses to the former CEO for a fair value of $98,000.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2017, except as discussed below.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity controlled by the Company’s former Chief Executive Officer. For the three months ended March 31, 2017, total rent expense was $16,841.

The Company had accrued expenses due to current and former officers, consisting mainly of salary and expenses. As of March 31, 2017 and September 30, 2016, accrued payroll and benefits due to officers were $297,890 and $256,480, respectively.

On January 25, 2017, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Gregg Linn, the Company’s former chief executive officer (the “Executive”). Pursuant to the terms of the Exchange Agreement, the Company agreed to issue 3,000 shares of the Company’s series B preferred stock (the “Preferred Stock”) in exchange for the cancellation of $98,000 in accrued but unpaid compensation owed to the Executive. Concurrently with the June 2017 Financing discussed in Note 9 below, the Preferred Stock will be cancelled upon the Company raising a total of $400,000 in the June 2017 Financing.

The following selling, general and administrative expenses for the three months ended March 31, 2017 were incurred by Greg Linn, the Company’s former CEO:

For the Six Months
ended
March 31, 2017
Auto Allowance	$9,000
Salaries and wages	120,000
Insurance Expense	23,826
Payroll Expenses	7,867
Travel Expenses	6,375
Cell Phone Expense	600
Total	$167,668

During the six months ended March 31, 2017, Michael Linn, former consultant, incurred $24,000 of salary and professional fees.

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

Overview

Since the end of the fiscal year ended September 30, 2016 and through the fiscal year ended September 30, 2017, we have focused on executing our business plan by acquiring proprietary diagnostic technology in the areas of oncology, as well as the addition of a revenue producing CLIA/CAP laboratory. We succeeded in executing on these objectives by the purchase of Amarantus Diagnostics, Inc. (“ADI”) and the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”). We intend on executing unique commercialization strategies for each of our proprietary diagnostic tests.

During the period, subsequent to March 31, 2017, management has engaged in cost cutting measures primarily in the area of THI corporate overhead. These measures have resulted in bringing operating costs in line with current sales and improving revenue from the new and existing THI pharma services, heading into in the fourth quarter of 2017 – traditionally the fourth quarter of the calendar year is THI’s best performing quarter.

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

Results of Operations

Comparison of the Six Months Ended March 31, 2017 to the Six Months Ended March 31, 2016

Revenue

For six months ended March 31, 2017, total revenue was $255,951 compared to $-0- the same period in fiscal 2016. The revenue for the six months ended March 31, 2017 was related to pharma projects and is comprised of performance under research and development contracts.

Cost of Revenue

Cost of revenue was $24,787 or 9.68% of related sales for the six months ended March 31, 2017 giving us a gross profit of $231,164 or 90.32%. We did not have revenue/cost of revenue for same period in 2016.

Operating Expenses

General and administrative expenses

General and administrative expenses increased by $692,868 from $998,181 to $305,313 for the six months ended March 31, 2017, as compared to the same period in 2016. The overall increase is primarily the result of added operating activities of THI, net with reductions in service provider costs of Avant. In addition, during the current year, we amortized certain intangible assets and patents. As such, amortization was $223,840 for the six months ended March 31, 2017 as compared to $15,379 for the same period, last year.

Professional fees

Professional fee expenses increased by $4,779,910 from $4,898,160 to 118,250 for the same period, respectively which was primarily due to the professional acquisition costs and consultant fee incurred in the current period. Common stock issued for professional services was expensed at the grant date stock price.

Other Expenses:

Interest expense

Interest expense during the six months ended March 31, 2017 was $516,573 compared to ($13,846) for the six months ended March 31, 2016. Interest expense primarily consists of amortization of debt discounts and accrued interest incurred relating to our issued convertible notes payable. The debt discount amortization incurred during the six months ended March 2017 and 2016 was $-0- and $10,439, respectively.

Loss on change in fair value of derivative

During six months ended March 31, 2017, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,491,159 on change in fair value of derivative liabilities for the six months ended March 31, 2017.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of:

	March 31, 2017	September 30, 2016
Current assets	$45,875	$42,234
Current liabilities	3,820,826	2,115,369
Working capital	$(3,774,951)	$(2,073,135)

Current assets increased by $3,641 from $42,234 to $45,875 for the six months ended March 31, 2017, as compared to September 30, 2016. The overall increase is primarily due to the revenue during the six months ended March 31, 2017 for net proceeds of $255,951 and $-0-, respectively.

The decline in the working capital deficit is primarily due to an increase in accounts payable, accrued interest, notes payable and derivative liabilities offset by an increase of cash and reduction in accrued payroll and benefits.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31,
	2017	2016
Net cash used in operating activities	$451,443	$(189,301)
Net cash provided by (used in) investing activities	(242,647)	(74,176)
Net cash provided by financing activities	(200,086)	435,000
Change in cash	$8,709	$171,523

Total net cash increased due to an increase in cash provided by operating activities which was offset by changes in our operating assets and liabilities of $227,603, amortization and depreciation of $223,840, and with gain on change in derivative liability of $1,491,159 for the six months ended March 31, 2017. Net cash used in investing activities for the six months ended March 31, 2017 compared to March 31, 2016 was primarily from licensing, other assets, and website development costs of $242,647 and $74,176, respectively. Net cash provided by financing activities for the six months ended March, 31 2017 is due to net cash proceeds from the issuance of convertible notes and common stock of $200,086 compared to $435,000 for March 31, 2016.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception of approximately $28.01 million. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

Cash Requirements

Our plan of operation over the next 12 months is to:

●	Getting current with the Security and Exchange Commission;
●	Locate a suitable facility in the U.S. to operate our lab;
●	Hire an Interim Chief Financial Officer;
●	Hire a Chief Executive Officer
●	Seek financing to grow the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our former Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2017, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended March 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 3, 2017, the Company issued an aggregate of 83,333 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $25,000.

During the three months ended March 31, 2017, the Company issued an aggregate of 83,333 restricted shares of common stock for bonus equity to the notes.

On January 25, 2017, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Gregg Linn, the Company’s former chief executive officer (the “Executive”). Pursuant to the terms of the Exchange Agreement, the Company agreed to issue 3,000 shares of the Company’s series B preferred stock (the “Preferred Stock”) in exchange for the cancellation of $98,000 in accrued but unpaid compensation owed to the Executive. The Preferred Stock was offered and sold pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On January 15, 2017 the Company was in default of its Senior Secure Notes.

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