Form 10-Q
period 2017-06-30
Avant Diagnostics, Inc
filed 2018-12-04
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of outstanding shares of the Registrant’s common stock, par value $0.00001 per share, at September 28, 2018 was 336,957,722.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

June 30, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	67,693	$851
Accounts receivable	20,500	41,383
Prepaid expenses	-	-
Total current assets	88,193	42,234
Non-current Assets
Intellectual Property	5,186,599	5,497,134
Website development cost, net	4,516	5,312
Other Assets	247,521	20,000
Patent costs, net	102,081	111,361
Total non-current assets	5,540,716	5,633,807
Total Assets	5,628,909	$5,676,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	866,860	$536,630
Accrued expenses	567,702	518,932
Accrued payroll and benefits	273,436	256,480
Convertible notes payable	-	250,807
Convertible notes payable to related party	405,000	429,280
Derivative liability	1,604,688	123,239
Total current liabilities	3,717,686	2,115,369
Total Liabilities	3,717,686	2,115,369

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B preferred stock $0.001 par value; 3,000 and -0- shares outstanding as of June 30, 2017 and September 30, 2016 respectively	98	-
Common Stock ($0.00001 par value), 450,000,000 shares authorized; 280,421,208 and 219,254,543 shares outstanding as of June 30, 2017 and September 30, 2016, respectively	2,805	2,193
Additional paid-in capital	32,901,126	25,131,601
Accumulated deficit	(30,992,805)	(21,573,123)
Total Stockholders’ Equity	1,911,223	3,560,671
Total Liabilities and Stockholders’ Equity	5,628,909	$5,676,041

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
Revenue	-	$91,533	255,951	91,533
Cost of revenue	-	52,762	24,787	52,762
Gross profit	-	38,771	231,164	38,771

Operating expenses:
Selling, general and administrative	810,127	475,426	1,806,998	780,739
Amortization Fees	-	-	-	-
Research and development	-	-	-	-
Research and development - license acquired	-	10,080,000	-	10,080,000
Professional fees	1,997,212	97,931	6,896,682	216,181
Merger costs	-	-	-	-
Total operating expenses	2,807,339	10,653,357	8,703,680	11,076,920
Loss from operations	(2,807,339)	(10,614,586)	(8,472,516)	(11,038,149)

Other income
Interest income	4,034	-	4,034	-
Gain on other comprehensive income	68,897	-	68,897	-
Total other expense	72,931	-	72,931	-

Other expense
Interest expense	36,742	(36,131)	553,315	(49,977)
Other finance expense	45,500	-	542,083	-
Loss on change in fair value of derivative	(334,711)	(236,270)	(75,300)	(231,149)
Total other expense	(252,469)	(272,401)	1,020,097	(281,126)

Net Loss	(2,481,939)	$(10,886,987)	(9,419,682)	(11,319,275)

Loss per Share:
Basic and diluted net loss per common share outstanding	(0.01)	$(0.07)	(0.05)	(0.09)
Basic and diluted weighted average number of common shares outstanding	187,261,237	167,095,654	175,994,679	120,526,942

Comprehensive loss:
Net loss	(2,481,939)	$(10,886,987)	(9,419,682)	(11,319,275)
Unrealized loss on available for sale securities	-	-	-	-
Comprehensive loss	(2,481,939)	$(10,886,987)	(9,419,682)	(11,319,275)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2017

(unaudited)

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at September 30, 2016	-	$-	219,254,543	$2,193	$25,131,601	$(21,573,123)	$3,560,671
Sale of common stock	-		10,000,000	100	(20)	-	80
Sale of Preferred Stock	-		-	-	-	-	-
Common stock issued for services	-	-	51,166,665	512	7,671,643	-	7,672,154
Stock based compensation	-	98	-	-	97,902	-	98,000
Common stock issued to pay debt to officer	-	-	-	-	-		-
Adjustment related to prior period	-	-	-	-	-	-	-
Reclass derivative liability to equity upon note payments	-	-	-	-	-	-	-
Net loss	-	-	-	-		(9,419,682)	(9,419,682)
Balances at June 30, 2017	-	$98	280,421,208	$2,805	$32,901,126	$(30,992,805)	$1,911,223

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(9,419,682)	$(11,319,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,737	194,812
Amortization of debt discounts	-	29,755
Amortization of patent and web design costs	-	-
Research and development - license acquired	-	10,080,000
Stock-based compensation expenses	7,770,153	71,252
Loss on change in fair value of derivatives	1,481,449	231,149
Changes in operating assets and liabilities:
Accounts receivable	20,883	19,101
Prepaid Expenses	-	42
Accounts payable	330,230	54,609
Accrued payroll and benefits	-	(72,075)
Due to related party	16,956	-
Accrued liabilities	48,770	280,229
Net cash used in operating activities	584,496	(430,401)

Cash Flows from Investing Activities:
Cash acquired with acquisition of Theranostics Health, Inc. assets	-	37,518
Licensing costs	(15,127)	(12,924)
Other Assets	(227,521)	(21,250)
Website development costs	-	-
Net cash provided by (used in) investing activities	(242,648)	3,344

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	80	310,000
Proceeds from convertible notes payable	(275,086)	100,000
Proceeds from convertible notes payable, related party	-	100,000
Net cash provided by financing activities	(275,006)	510,000

Net increase in cash	66,842	82,943
Cash at beginning of period	851	43,635
Cash at end of period	$67,693	$126,578

Supplemental disclosure of noncash investing and financing activities:
Shares issued in settlement of related party debt	$-	$428,575
Reclass derivative liability to equity upon note payment	$-	$52,389
Common stock issued to acquire net assets of Theranostics Health, Inc.	$-	$3,150,000

See accompanying notes which are an integral part of these condensed consolidated financial statements

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

As of June 30, 2017, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

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

The Company paid an aggregate consideration of 80,000,000 shares of its common stock for the ADI acquisition, subject to the issuance of additional shares upon the occurrence of certain events set forth in the Share Exchange Agreement. Each share of Avant common stock issued in connection with the ADI Acquisition shall be subject to a lock-up beginning on the May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Share Exchange Agreement) or (iii) written consent of the parties to that certain escrow agreement entered into between the Company, ADI, the Shareholder and certain creditors of the Shareholder.

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

The Company paid an aggregate consideration of 25,000,000 shares of its common stock for the THI acquisition. Each share of Avant common stock issued in connection with the THI Acquisition shall be subject to a lock-up beginning on May 11, 2016 and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Asset Purchase Agreement) or (iii) written consent of the Company, at the Company’s sole discretion.

Recent Developments

During the period subsequent to June 30, 2017 through the fiscal year ended September 30, 2017, management has engaged in cost cutting measures primarily in the area of THI corporate overhead. These measures have resulted in bringing operating costs in line with current sales and improving revenue from the new and existing THI pharma services, heading into in the fourth quarter of 2017 – traditionally the fourth quarter of the calendar year is THI’s best performing quarter.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2017 and the condensed consolidated results of its operations and cash flows for the nine months ended June 30, 2017. The results of operations for the nine months ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending September 30, 2017, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of September 30, 2016 and for the year then ended, which was filed with the Securities and Exchange Commission on Form 10-K on August 27, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of June 30, 2017, the Company had an accumulated deficit of $30.99 million. During the nine months ended June 30, 2017 and 2016, the Company incurred net losses of $9.42 million and $11.32 million, respectively, and used cash in operating activities of $584,496 and ($430,401), respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and records the reimbursement as revenues. As of June 30, 2017, and September 30, 2016, deferred revenue was $-0- and $-0-, respectfully.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2017 and September 30, 2016, allowance for doubtful accounts was $-0-.

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

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the Nine Months ended June 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30, 2017	June 30, 2016

Shares issued upon conversion of convertible notes and accrued interest	-	1,805,220

Intangible Assets

The Company’s intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patent for its worldwide exclusive licensed rights to OvaDx, a diagnostic screening test for the early detection of ovarian cancer. As of June 30, 2017 the Company has not yet received FDA approval with respect to the clinical use of these intangible assets. The carrying value of June 30, 2017 and September 30, 2016 was $1,375,197 and $1,483,278, respectively.

Intellectual property acquired from the THI Acquisition leading to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. The Company uses these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. The carrying value of June 30, 2017 and September 30, 2016 was $3,811,402 and $4,013,813, respectively.

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

The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2017 are as follows (in thousands, except year amounts):

					Amortization Expense for the
	Book Value				Three Months	Book Value
	as of March 31, 2017	Additions during the year	Total after Additions	Remaining life In years	Ended June 30, 2017	as of June 30, 2017
Description
License Rights to OvaDx	1,417	-	1,417	9	42	1,375
THI Acquisition on May 11, 2016	3,878	-	3,878	15	67	3,811
Website development cost	5	-	5	5	-	5
Patent costs	105	-	105	9	3	102
	5,405	-	5,405		112	5,293

The Company incurred amortization expense associated with its finite-lived intangible assets of $112,000 for the three months ended June 30, 2017.

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

The Company’s free standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of June 30, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Financial liabilities as of June 30, 2017 measured at fair value on a recurring basis are summarized below:

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

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the nine months of June 30, 2017:

	At Inception	June 30, 2017

Common Stock Estimated Fair Value	$0.05	0.05 to 0.25
Conversion Price per share	0.05-0.10	0.06-0.25
Conversion Shares	3,125,000	0
Call Option Value	0.0104 to 0.0226	0.006 to 0.11
Dividend Yield	0.00%	0.00%
Volatility	120.00%	65.60%
Risk-free Interest rate	0.68%	0.96 to 1.22%
Contractual Term	0.75 to 1.00 years	0.14 to 1.55 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the Nine Months ended June 30, 2017:

Balance - Beginning of period	$1,614,398
Aggregate fair value of derivative instruments issued	325,000
Transfers out upon payoff of notes payable	-
Change in fair value of derivative liabilities	(334,711)
Balance - End of period	$1,604,688

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The board of directors authorized the following issuances of stock for services. The Company evaluated in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”:

During the nine months ended June 30, 2017, the Company issued an aggregate of 2,666,665 restricted shares of common stock for bonus equity to the notes for a fair value of $536,500.

During the nine months ended June 30, 2017, the Company issued an aggregate of 20,500,000 restricted shares of common stock to certain board of directors for a fair value of $3,160,000. An aggregate of 15,000,000 of these shares vest over a three-year period.

During the nine months ended June 30, 2017, the Company issued 10,000,000 restricted shares of common stock to the Company former Chief Executive Officer for a fair value of $2,600,000.

During the nine months ended June 30, 2017, the Company issued 5,000,000 restricted shares of common stock as a settlement for a fair value of $550,000.

During the nine months ended June 30, 2017, the Company issued an aggregate of 9,000,000 restricted shares of common stock for consulting services for a fair value of $820,600.

During the nine months ended June 30, 2017, the Company issued an aggregate of 4,000,000 restricted shares of common stock to a consultant for a fair value of $40.

During the nine months ended June 30, 2017, the Company sold an aggregate of 10,000,000 restricted shares of common stock to an investor for waiving certain closing conditions for a fair value of $100.

On May 10, 2017, the Company issued an aggregate of 5,000,000 restricted shares of common stock to a settlement for a fair value of $550,000.

On June 2, 2017, the Company issued an aggregate of 15,000,000 restricted shares of common stock to the former CEO and Board of Directors for a fair value of $1,800,000. These shares vest over a three-year period.

On June 2, 2017, the Company issued an aggregate of 4,000,000 restricted shares of common stock to a former consultant for a fair value of $40.

On June 2, 2017, the Company issued an aggregate of 500,000 restricted shares to a former Board of Directors for a fair value of $60,000.

On June 2, 2017, the Company issued an aggregate of 500,000 restricted shares of common stock to a former consultant for a fair value of $60,000.

On June 19, 2017, the Company issued an aggregate of 650,000 restricted shares of common stock for bonus shares to a note for a fair value of $45,500.

On June 20, 2017 the Company sold an aggregate of 10,000,000 restricted shares of common stock to an investor for waiving certain closing conditions for a fair value of $100.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2017, except as discussed below.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity controlled by the Company’s former Chief Executive Officer and an office leased by THI. For the three and nine months ended June 30, 2017, total rent expense was $20,102 and $55,244, respectively.

The Company had accrued expenses due to current and former officers, consisting mainly of salary and expenses. As of June 30, 2017 and September 30, 2016, accrued payroll and benefits due to officers were $273,436 and $256,480, respectively.

On January 25, 2017, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Gregg Linn, the Company’s former chief executive officer (the “Executive”). Pursuant to the terms of the Exchange Agreement, the Company agreed to issue 3,000 shares of the Company’s series B preferred stock (the “Preferred Stock”) in exchange for the cancellation of $98,000 in accrued but unpaid compensation owed to the Executive. Concurrently with the June 2017 Financing discussed in Note 5 above, the Preferred Stock will be cancelled upon the Company raising a total of $400,000 in the June 2017 Financing.

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

The following selling, general and administrative expenses for the nine months ended June 30, 2017 were incurred by Greg Linn, the Company’s former CEO:

For the Nine Months
ended
June 30, 2017
Auto Allowance	$12,500
Salaries and wages	180,000
Insurance Expense	38,391
Payroll Expenses	7,867
Travel Expenses	6,375
Cell Phone Expense	900
Total	$246,033

During the nine months ended June 30, 2017, Michael Linn, former consultant, incurred $28,000 of consulting fees.

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

Infusion 51a LP (Related Party)

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

NOTE 9 – SUBSEQUENT EVENTS

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

On the Effective Date, the Company entered into a Consulting Agreement (the “Agreement”) with Investor Representative. Under the Agreement, the Investor Representative shall perform such consulting and advisory services, within Investor Representative’s area of expertise, as the Company or any of its subsidiaries may reasonably require from time to time. During the six-month term of the Agreement, Jeff Busch shall perform the services on behalf of Investor Representative (“Designated Person”). The Agreement has an initial term of Nine Months from the date of execution and shall automatically renew on a monthly basis unless either party gives notice of non-renewal to the other party at least fifteen days prior to the date of the Agreement, provided this agreement shall not extend beyond 12 months from the date of the Agreement. Pursuant to the Agreement, the Company shall pay Investor Representative an annual amount of $160,000, payable either in cash or Series A Preferred Stock (or Common Stock upon filing of the Charter Amendment and consummation of the Reverse Split) during the term of the Agreement (the “Base Compensation”). The Company shall promptly reimburse Investor Representative for all travel, meals, entertainment and other ordinary and necessary expenses incurred by Investor Representative in the performance of its duties to the Company. Investor Representative’s and Designated Person’s position with the Company may be terminated at any time, with or without cause or good reason, upon at least 30 days prior written notice. During the term of the Agreement and for a period of twelve months thereafter, Investor Representative and Designated Person will be subject to non-competition and non-solicitation provisions, subject to standard exceptions. Investors will also provide Investor Representative an irrevocable proxy to vote their shares on all corporate matters until completion of the Reverse Split.

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

On May 25, 2018, the Company entered into an employment agreement (the “Ruxin Agreement”) with Dr. Michael Ruxin under which he will serve as Chief Executive Officer of the Company. The term of the Ruxin Agreement was effective as of May 25, 2018, continues until May 25, 2023 and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Under the terms of the Ruxin Agreement, Dr. Ruxin will receive an annual salary of $250,000. He is eligible to receive a cash bonus of up to 100% of his base salary. The bonus shall be earned upon the Company’s achievement of performance targets for a fiscal year to be mutually agreed upon by Dr. Ruxin and the board or a committee thereof. Additionally, following the adoption by the Company of an equity compensation plan and subject to approval of the board or a committee thereof, Dr. Ruxin shall receive (i) a one-time restricted stock unit award having a fair value of approximately $100,000 and which shall vest over a five year period following the date of grant and (ii) an option to purchase ten percent (10%) of the outstanding shares of the Company (calculated on the date of grant), which shall vest over a five-year period following the date of grant and expire on the tenth anniversary of the date of grant. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

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

During the period, subsequent to June 30, 2017, management has engaged in cost cutting measures primarily in the area of THI corporate overhead. These measures have resulted in bringing operating costs in line with current sales and improving revenue from the new and existing THI pharma services, heading into in the fourth quarter of 2017 – traditionally the fourth quarter of the calendar year is THI’s best performing quarter.

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

Results of Operations

Comparison of the Nine Months Ended June 30, 2017 to the Nine Months Ended June 30, 2016

Revenue

For nine months ended June 30, 2017, total revenue was $255,951 compared to $91,533 the same period in fiscal 2016. The revenue for the nine months ended June 30, 2017 was related to pharma projects and is comprised of performance under research and development contracts.

Cost of Revenue

Cost of revenue was $-0- or 0.00% of related sales for the three months ended June 30, 2017 giving us a gross profit of $-0- or 0.00%. For the same period in 2016, cost of revenue was $52,762 or 57.64% giving us a gross profit of $38,771 or 42.36%.

Operating Expenses

General and administrative expenses

General and administrative expenses increased by $1,026,259 from $780,739 to $1,806,998 for the nine months ended June 30, 2017, as compared to the same period in 2016. The overall increase is primarily the result of added operating activities of THI, net with reductions in service provider costs of Avant. In addition, during the current year, we amortized certain intangible assets and patents. As such, amortization was $335,737 for the nine months ended June 30, 2017 as compared to $194,812 for the same period last year.

Professional fees

Professional fee expenses increased by $6,680,501 from $216,181 to $6,896,682 for the same period, respectively which was primarily due to the professional acquisition costs and consultant fee incurred in the current period. Common stock issued for professional services was expensed at the grant date stock price.

Research and Development – Licenses Acquired

We recorded approximately $10.1 million research and development regarding license acquired through the purchase of ADI for the nine months of June 30, 2016 and $-0- for June 30, 2017.

Other Expenses:

Interest expense

Interest expense during the nine months ended June 30, 2017 was $553,315 compared to ($49,977) for the nine months ended June 30, 2016. Interest expense primarily consists of amortization of debt discounts and accrued interest incurred relating to our issued convertible notes payable. The debt discount amortization incurred during the nine months ended June 30, 2017 and 2016 was $-0- and $29,755, respectively. Other interest expense during the nine months ended June 30, 2017 was $542,083 compared to $-0- for the nine months ended June 30, 2016 due from the issuance of bonus shares from certain convertible note payables.

Loss on change in fair value of derivative

During nine months ended June 30, 2017, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,481,449 on change in fair value of derivative liabilities for the nine months ended June 30, 2017 compared to $231,149 for June 30, 2016.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of:

	June 30, 2017	September 30, 2016
Current assets	$88,193	$42,234
Current liabilities	3,717,686	2,115,369
Working capital	$(3,629,493)	$(2,073,135)

Current assets increased by $45,959 from $42,234 to $88,193 for the nine months ended June 30, 2017, as compared to September 30, 2016. The overall increase is primarily due to the revenue during the nine months ended June 30, 2017 and 2016 for net proceeds of $255,951 and $91,533, respectively.

The decline in the working capital deficit is primarily due to an increase in accounts payable, accrued interest, notes payable and derivative liabilities offset by an increase of cash and increase in accrued payroll and benefits.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30,
	2017	2016
Net cash used in operating activities	$584,496	$(430,401)
Net cash provided by (used in) investing activities	(242,648)	3,344
Net cash provided by financing activities	(275,006)	510,000
Change in cash	$66,842	$82,943

Total net cash increased due to an increase in cash provided by operating activities which was offset by changes in our operating assets and liabilities of $248,759, amortization and depreciation of $335,737, and with loss on change in derivative liability of $1,481,449 for the nine months ended June 30, 2017. Net cash used in investing activities for the nine months ended June 30, 2017 compared to June 30, 2016 was primarily from licensing, other assets, cash acquired by THI, and website development costs of ($242,648) and $3,344, respectively. Net cash provided by financing activities for the nine months ended June 30, 2017 is due to net cash proceeds from the issuance of convertible notes and common stock of $275,006 compared to $510,000 for June 30, 2016.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception of approximately $30.99 million. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our former Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2017, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended June 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 10, 2017, the Company issued an aggregate of 5,000,000 restricted shares of common stock to a settlement for a fair value of $550,000.

On June 2, 2017, the Company issued an aggregate of 15,000,000 restricted shares of common stock to the former CEO and Board of Directors for a fair value of $1,800,000. These shares vest over a three-year period.

On June 2, 2017, the Company issued an aggregate of 4,000,000 restricted shares of common stock to a former consultant for a fair value of $40.

On June 2, 2017, the Company issued an aggregate of 500,000 restricted shares to a former Board of Directors for a fair value of $60,000.

On June 2, 2017, the Company issued an aggregate of 500,000 restricted shares of common stock to a former consultant for a fair value of $60,000.

On June 19, 2017, the Company issued an aggregate of 650,000 restricted shares of common stock for bonus shares to a note for a fair value of $45,500.

On June 20, 2017 the Company sold an aggregate of 10,000,000 restricted shares of common stock to an investor for waiving certain closing conditions for a fair value of $100.

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

AVANT DIAGNOSTICS, INC.

Date: December 4, 2018	By:	/s/ Michael Ruxin
Michael Ruxin
Chief Executive Officer (Principal Executive Officer)

