Form 10-K
period 2017-09-30
Avant Diagnostics, Inc
filed 2018-12-04
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $26,745,585 computed by reference to the closing price of the common stock on September 30, 2017. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of outstanding shares of the Registrant’s common stock, par value $0.00001 per share, at October 30, 2018 was 336,957,722.

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

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Avant” and “Registrant” refer to Avant Diagnostics, Inc, including subsidiaries and predecessors, except where it is clear that the term refers to Avant Diagnostics, Inc. Also, any reference to “common shares,” or “common stock,” refers to our common stock, par value $0.00001 per share.

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

As of September 30, 2017, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

Since the end of the fiscal year ended September 30, 2017 and through the date of this report, we have focused on executing our business plan by acquiring proprietary diagnostic technology in the areas of oncology and neurology, as well as the addition of a revenue producing CLIA/CAP laboratory. We succeeded in executing on these objectives by the purchase of Amarantus Diagnostics, Inc. (“ADI”) and the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”). We intend on executing unique commercialization strategies for each of our proprietary diagnostic tests.

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

Recent Developments

During the period subsequent to September 30, 2017 through the fiscal year ended September 30, 2018, management has engaged in cost cutting measures primarily in the area of THI corporate overhead. These measures have resulted in bringing operating costs in line with current sales and trying to improve revenue from the new and existing THI pharma services, heading into in the fourth quarter of 2017 – traditionally the fourth quarter of the calendar year is THI’s best performing quarter.

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

On November 28, 2016, the Company entered into a Binding Letter of Intent (the “Binding LOI”) with Prism Health Dx, Inc. (“PHDX”) for a business combination transaction wherein the Company agreed to issue such number of shares of common stock equal to 50% of the post-transaction outstanding shares of the Company to the shareholders of PHDX in exchange for the acquisition of 100% of the outstanding common stock of PHDX. The Binding LOI contained exclusivity provisions wherein PHDX agreed not to enter into negotiations or discussions with third parties regarding similar transactions for a period of 90 days from the date of the Binding LOI (the “Exclusivity Period”). Concurrently with the execution of the Binding LOI, the Company agreed to lend PHDX an aggregate of $200,000, which was evidenced by a promissory note that bears interest at 5% per annum and matures one year from the date of issuance to support PHDX’s ongoing working capital needs to complete the transaction (the “Bridge Note”). The transaction was not consummated within the Exclusivity Period and the parties are no longer pursuing the transaction. The Bridge Note was paid back $100,000 and the other $100,000 was written off.

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

On January 25, 2017, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Gregg Linn, the Company’s former chief executive officer (the “Executive”). Pursuant to the terms of the Exchange Agreement, the Company agreed to issue 3,000 shares of the Company’s series B preferred stock (the “Preferred Stock”) in exchange for the cancellation of $98,000 in accrued but unpaid compensation owed to the Executive. Concurrently with the Company’s June 2017 private placement, the Preferred Stock will be cancelled upon the Company raising a total of $400,000 in such financing. .On September 13, 2017, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Certificate of Withdrawal”) with the Nevada Secretary of State eliminating the Preferred Stock.

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

On July 7, 2017, the Company entered into a satisfaction of note (the “Satisfaction of Note”) with Black Mountain Equity Partners LLC, the holder of a promissory note in the aggregate principal amount of $25,000 (the “Black Mountain Note”) Pursuant to the terms of the Satisfaction of Note, the Company agreed to pay off the Black Mountain Note for an aggregate principal amount of $25,000 by August 1, 2017 (the Black Mountain Settlement”) and 62,500 common stock. The parties have agreed to extend the payment of the Settlement Amount until October 31, 2017. The Company did not make payments under the Black Mountain Settlement when due in October 2017.

On July 14, 2017, the Company entered into an Exchange Agreement (the “Coastal Exchange Agreement”) with Coastal Investment Partners, LLC. Prior to the execution of the Coastal Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note issued July 6, 2016 plus accrued but unpaid interest and default and other amounts due and payable under such notes (the “July 2016 Notes”) in exchange for the issuance of new convertible promissory notes due January 15, 2018 in the aggregate principal amount of $380,250.00, which new notes are on substantially similar terms to the Nov 2016 Notes (the “New Coastal51 Note”). Pursuant to the terms of the Coastal Exchange Agreement, the Company and Coastal agreed to exchange the New Coastal51 Notes for the issuance of new convertible promissory notes due July 14, 2019 in the aggregate principal amount of $442,325.00, (the “New Coastal Note”). In connection with the Coastal Exchange Agreement, the Company and the investor agreed to a binding letter of intent whereby the Company agreed, to among other things, upon getting current and releasing the New Coastal Note from escrow to issue the investor 750,000 shares of the Company’s common stock related to an adjustment that resulted under the July 2016 Notes because of the issuance of the Nov 2016 Notes and the Company agreed to get current in its ongoing reporting requirements with the Securities and Exchange Commission within 90 days of the execution of the Coastal Exchange Agreement. Since the Company did not get current within this 90-day period, the New Coastal Notes became null and void and reverted back to the Coastal51 Notes issued to the investors. The notes issues to Coastal are secured by a first priority security interest to Coastal in the Company’s Equipment Assets (as defined in the pledge agreement) and a second prior security interest in the Company’s Intellectual Property Assets (as defined in the pledge agreement), all which are currently owned by the Company pursuant to the terms of that certain pledge and security agreement, entered into in connection with the Coastal Exchange Agreement. This security interest was terminated in May 2018.

On July 28, 2017, the Company entered into an Exchange Agreement (the “October 2016 Investors Exchange Agreement”) with the investors who purchased promissory notes in October 2016 (the “October 2016 Investors”). Pursuant to the terms of the October 2016 Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory notes issued to the October 2016 Investors plus other amounts due and payable under such notes in exchange for the issuance of new convertible promissory notes due July 28, 2019 in the aggregate principal amount of $51,200 (the “New October 2016 Notes”). In connection with the October 2016 Investors Exchange Agreement, the Company and the investors agreed to a binding letter of intent whereby the Company agreed, to among other things, the Company agreed to get current in its ongoing reporting requirements with the Securities and Exchange Commission within 120 days of the execution of the October 2016 Investors Exchange Agreement. Since the Company did not get current within the 120-day period, the New October 2016 Notes became null and void and reverted back to the original notes issued to the investors. In connection with the issuance of the New October 2016 Notes, the October 2016 Investors agreed to waive all accrued interest and penalties related to the October 2016 Notes, upon getting current and releasing from escrow to issue through the execution date of the exchange for the purchase of an aggregate of 793,390 shares of the Company’s common stock, which shares shall be kept by the October 2016 Investors whether or not the Company meets its conditions under the letter of intent.

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

August 25, 2017 the Company entered into a binding letter of intent with the certain investors (the “Investors”) whereby the parties agreed that the offering documents would be amended to add an additional conversion feature wherein the securities issued in the June-August 2017 private placement could be exchanged and/or converted into a class of the Company’s preferred stock to be created (the “New Preferred Stock”) that is convertible into the equivalent of 49.99% of the then outstanding common stock of the Company pro-rata on an as converted basis based upon a total investment of $750,000 into the securities issued in the June-August 2017 private placement. The New Preferred Stock shall also have the right to vote alongside the common stock on an as converted basis. The ability of the Investors to convert the securities issued in the June-August 2017 private placement into New Preferred Stock is subject to the execution of definitive documentation between the parties.

On August 25, 2017, the Company granted Mr. Commissiong the right to purchase 20,000,000 shares of the Company’s common stock at price of $0.00001 per share. In December 2016, Mr. Commissiong purchased 5,000,000 shares of the Company’s common stock for an aggregate purchase price $50. On August 25, 2017, Mr. Commissiong purchased 15,000,000 shares of the Company’s common stock, to be vested over a 3 year period from the date of issuance, for an aggregate purchase price of $150. The securities sold were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Consultant is an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

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

Our Strategy

The Company’s solution is to utilize the technology that it has exclusively licensed from Wayne State University to exploit the new opportunities that are evolving in the diagnostics industry. The Company was created to specifically commercialize microarray-based diagnostic tests and services that are focused on early detection and pre-symptomatic screening. These new tests are based on patented and proprietary technology that is well-suited to be run in a central or regional laboratory utilizing samples that are collected by healthcare providers and sent to the authorized CLIA/ISO-certified testing facility for processing. This approach is similar to the business model that Myriad Genetics, Inc. (Revenues: $470.45 million; market cap: $2.86 billion; NASDAQ:MYGN) has utilized with the seven tests that it markets that determine predisposition to hereditary breast cancer, ovarian cancer, colon cancer, endometrial cancer and melanoma skin cancer. However, whereas Myriad Genetics determines a predisposition to a particular disease, the Company will market diagnostic tests that can be used to screen for the actual disease itself, in most cases before any symptoms have been observed. To achieve this goal of commercializing new diagnostic opportunities, the Company is leveraging off the strategic relationships that have been established with organizations such as Wayne State University and others to develop unique and high value-added diagnostic tests.

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

License Agreements

As a result of a Technology Transfer Agreement dated July 18, 2009, between Avant Diagnostics, Inc. and Arriyat Corporation (“Arriyat”), Avant has exclusive license rights to all of the trade secrets and protocols required for the sale and use of the OvaDx® ovarian cancer test. In addition, as a result of a technology transfer agreement with a stockholder of Avant, we will benefit from an extensive microarray technology patent portfolio and expertise, which includes the following:

●	Patented microarray printing technology: Arrayit’s patented (U.S. Patent 6,101,946) microarray printing technology is differentiated from other techniques in the market because other companies are limited by what they can deposit on a microarray; specifically DNA. The Arrayit technology can deposit any kind of molecule on a microarray, including DNA, proteins, antibodies, patient samples, diagnostic elements, and other compounds. This unique technology gives the Company a competitive advantage in the types of future diagnostic products that it develops and commercializes, as well as freedom to operate in the microarray manufacturing marketplace.

●	Patented VIP technology: Arrayit’s patented microarray diagnostic Variation Identification Platform (VIP) technology has the ability to test 10, 100, 1,000, 10,000, and up to 100,000 patients on a single microscope substrate slide requiring only one assay to match 100,000 patients to a particular disease state. Should any one of those 10 to100,000 patient samples contain the marker for the disease being tested it would produce a red spot; if no disease, a green spot. This procedure also identifies carriers as yellow spots. Because of the sophistication of this patent, one lab could test hundreds of thousands of patient samples a day after receiving a sample of DNA from each patient. VIP is the only method available to the industry that can accomplish this. This is a revolutionary improvement by saving time and money, laboratory space, personnel, equipment, chemicals, reagents and consumables. It also positions the Company uniquely. As microarray diagnostics continue to gain acceptance in healthcare, the need to screen thousands of patients a day will make any competitor’s one patient per slide per experiment methodology far too costly and time consuming. Even when testing just 10 patients, the patented VIP method has impressive 10-fold decrease in time and cost over methods that use one microarray per test. VIP technology is especially attractive for population-wide diagnostic screening applications, such as the H1N1 virus and other infectious diseases. VIP technology is also extremely useful in limited-population screening as companion diagnostics for drugs such as Plavix®. Plavix® patients that have the CYP2C19 gene variant respond poorly to Plavix® treatment and a VIP test to screen Plavix® patients would improve drug efficacy by targeting the correct segment of the population that can benefit from this drug. Avant’s multi-patient genotyping procedure is protected by the following patents:

●	U.S. Patent 6,913,879 Australia 2002218740 Europe 1343911 Korea 10-0756015 New Zealand 523560 Singapore 94899 Taiwan I280282 Israel 153848 People’s Republic of China L01813972.8

●	Microarray expertise: The future success of the Company is made possible by leveraging off the ability to continually innovate and develop sophisticated microarray based diagnostic products. The Company relies on the identification of biomarkers and the ability to commercialize them by utilizing Arrayit’s delivery technology. The Company is seizing the opportunities created by Arrayit’s advanced technologies that are driving the discovery of unique biomarkers in laboratories around the globe. The microarrays manufactured by Arrayit and utilized in the Company’s tests are considered to be the best in the industry and are 99% pure (versus 70% for competitors) and are the most sensitive on the market.

●	Growing menu of screening tests: The Company’s OvaDx® ovarian cancer test will set the standard for early detection and pre-symptomatic screening utilizing a microarray based diagnostic test. We expect to expand this menu of tests to provide other early detection tests for key diseases where adequate diagnostic screening tests do not exist and where early detection can save lives and improve quality of life, such as Parkinson’s disease, Alzheimer’s disease, prostate cancer, and other diseases and medical conditions. We expect that other cancer tests, neurological assays, and areas such as allergy and food intolerance testing will benefit from the efficient patient screening model that are utilized in our tests. Additional markets for consideration that will also benefit from screening tests using our licensed technology are blood typing, parentage testing, forensics, human leukocyte antigen (HLA) analysis, infectious disease diagnosis, food testing, crop testing, and anti-terrorism analysis.

●	Ability to leverage strategic relationships: We expect that the relationships that have been established with the Centers for Disease Control (CDC), Sandia Laboratories, Johns Hopkins University School of Medicine, the U.S. Department of Agriculture (USDA), UT MD Anderson Cancer Center, The Parkinson’s Institute, MIT, Stanford University, the NIH, and other prestigious institutions, organizations, and companies around the world will benefit us immensely as we strive to create a world-class diagnostic testing company. We believe that our relationships will allow us to license biomarkers discoveries from these and other research facilities that have the potential to create innovative diagnostic tests. Similar to our relationship with Wayne State University, and the worldwide exclusive licensing and sponsored research agreements that we put in place with them, we believe additional novel diagnostic tests can be developed based on licensing of biomarkers discovered by our academic and scientific collaborators.

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

Employees

During the fiscal year ended September 30, 2017, the Company had one active employee, who is the Company’s former Chief Executive Officer. The Company has not experienced any work disruptions or stoppages and it considers relations with its employee to be good. No employee of the Company is covered by a collective-bargaining agreement.

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

Risks Relating to Our Business and Industry

The report from our Independent Registered Public Accounting Firm contains as explanatory paragraph about our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

As of September 30, 2017, we had an accumulated deficit of $31.16 million. We currently do not anticipate that our cash will be sufficient to fund our operations through September 30, 2018 without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our stockholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

We are at an early stage of development as a company and have generate minimal revenues.

We are a life sciences company. At this time, we have minimal commercial products or laboratory services that generate revenues. Our existing diagnostic offerings will require additional regulatory review, including the FDA, significant marketing efforts and substantial investment before they could provide any revenues.

We have a history of net losses, and we expect to incur net losses for the foreseeable future and we expect to continue to incur significant expenses to develop and commercialize our tests.

We have incurred substantial net losses since our inception. For the fiscal years ended September 30, 2017 and 2016, we incurred net losses of $9,585,928 and $11,759,045, respectively. From our inception in July 2009 through September 30, 2017, we had an accumulated deficit of $31.16 million. To date, we have not achieved, and we may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing OvaDx® and Theralink®. We expect to incur additional losses in the future, and we may never achieve profitability.

We have identified a material weakness in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.

In connection with the audit of our consolidated financial statements as of and for the year ended September 30, 2017, our management identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a lack of a full segregation of duties and to our lack of sufficient personnel in our accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and related financial reporting. Please see “Controls and Procedures—Internal Control Over Financial Reporting” for information regarding our remediation efforts. Our management did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the year ended September 30, 2017 in accordance with the provisions of the Sarbanes-Oxley Act. Had we performed such an evaluation, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.

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

Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield plans, which collectively provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a test or procedure. These assessments have not yet been carried for our Ovarian Cancer Diagnostic test. We can offer no assurance that these evaluations will ever be conducted, and if conducted, will result in a positive conclusion resulting in any third-party reimbursement to us.

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

Initially, our financial results will depend on sales of one test, the Theralink® test, and we will need to generate sufficient revenues from this and our other diagnostics or therapies to run our business.

For the fiscal year ending September 30, 2017, we expect to derive substantially all of our revenues from sales of Theralink®. We anticipate commencing full implementation of our sales and marketing strategy as early as June 2019. We are in various stages of research and development for other function-based diagnostic assays that we may offer as well as for enhancements to our existing test. We do not currently expect to commercialize these additional tests for other disease indications until at least 2020. If we are unable to increase sales of Theralink® or to successfully develop and commercialize other diagnostic tests, enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We may experience limits on our revenues if physicians decide not to order our tests.

If medical practitioners do not order Theralink® or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of Theralink® and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. Some physicians may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if patients recommend that their physicians use our test, physicians may still decide not to use Theralink®, either because they have not been made aware of its utility or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the physician population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

We may experience limits on our revenues if patients decide not to use our test.

Some patients may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use Theralink®, either because they do not want to be made aware of the likelihood of metastasis or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.

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

For the fiscal year ended September 30, 2017, we acquired a CLIA laboratory from THI. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future.

In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which Theralink® could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to adopt Theralink® and comply with the required procedures, or that this laboratory would be willing to perform the tests for us on commercially reasonable terms. In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA and licensed by several states, including California and New York, which can take a significant amount of time and result in delays in our ability to begin operations.

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

Our future research and development activities may involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials and biological materials including human tissue samples that have the potential to transmit diseases. Our operations may also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally may contract with third parties for the disposal of such substances and may store certain low-level radioactive waste at our facility until the materials are no longer considered radioactive. While we believe that we will comply with then current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations.

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

Potential events or factors that may have a significant impact on our ability to generate revenue for our molecular diagnostic business include the following:

●	increased costs of reagents and other consumables required for molecular diagnostic testing;

●	increased licensing or royalty costs, and our ability to maintain and enforce the intellectual property rights underlying our tests and services;

●	increased personnel and facility costs;

●	our inability to hire competent, trained staff, including laboratory directors required to review and approve all reports we issue in our molecular diagnostic business, and sales personnel;

●	our inability to obtain necessary equipment or reagents to perform molecular diagnostic testing;

●	our inability to increase production capacity as demand increases;

●	our inability to expand into new markets outside the United States;

●	the efforts of third-party payors to limit or decrease the amounts that they are willing to pay for our tests;

●	changes in intellectual propriety law applicable to our patents or enforcement in the United States and foreign countries;

●	potential obsolescence of our tests;

●	our inability to increase commercial acceptance of our molecular diagnostic tests;

●	increased competition and loss of market share; and

●	increased regulatory requirements.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	we or our licensors were the first to make the inventions covered by each of our patent applications;

●	we or our licensors were the first to file patent applications for these inventions;

●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

●	any of our or our licensors’ patent applications will result in issued patents;

●	any of our or our licensors’ patents will be valid or enforceable;

●	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable tests, will provide us with any competitive advantages or will not be challenged by third parties;

●	we will develop additional proprietary technologies or tests that are patentable;

●	the patents of others will not have an adverse effect on our business; or

●	our patents or patents that we license from others will survive legal challenges and remain valid and enforceable.

If a third-party files a patent application with claims to a biomarker we have discovered, the PTO may declare interference between competing patent applications. If an interference is declared, we may not prevail in the interference. If the other party prevails in the interference, we may be precluded from commercializing services or tests based on the biomarker or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

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

Risks Related to Our Common Stock

There is currently no trading market for our common stock.

Prior to September 19, 2018, our common stock traded on the OTC Pink market place maintained by OTCMarkets, Inc. On September18, 2018, our common stock was suspended by the Securities and Exchange Commission (the “Commission”) due to a lack of current information as a result of the failure to file certain periodic reports under the Company’s reporting obligations with the Commission. Since such time, our common stock is no longer quoted on the OTCQB. As a result, our common stock is currently not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the many market place maintained by OTCMarkets, Inc.). You may not be able to sell your shares due to the absence of a trading market.

Any market that develops for our common stock likely will be illiquid and the price of our common stock could be subject to volatility related or unrelated to our operations.

If a market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to construct our production facility and otherwise meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock.

There are restrictions on the transferability of our shares of common stock.

Until registered for resale, investors must bear the economic risk of an investment in our common stock for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a six month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. However, our securities currently are not eligible for the Rule 144 exemption. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of our availability.

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

If we are required for any reason to repay our outstanding secured convertible notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the secured convertible notes, if required, could result in legal action against us, which could require the sale of all of our assets, which sale may not result in our company receiving adequate funds to pay off this debt.

Between June 2017 through the end of the period covered by this Annual Report on Form 10-K, we have sold senior secured convertible notes with an aggregate principal amount of $545,000. In addition, in connection with certain exchange agreements entered into in July 2017, we issued secured convertible notes with an aggregate principal amount of $442,325. The secured convertible notes are due and payable two years from the date of issuance, unless sooner converted into shares of our common stock. Our obligation to repay all principal, and accrued and unpaid interest under the convertible notes is secured by all of our assets. In the event that the secured convertible debt holders do not convert the secured convertible notes, we will be required to repay the secured convertible notes, and we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. As of the date of this filing we do not currently have any outstanding senior secure convertible notes.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, results of operations and financial condition.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, results of operations and financial condition. If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot guarantee that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of September 30, 2017, the Company leases corporate office space on a month-to-month basis for $200 per month from an entity controlled by Gregg Linn, the Company’s former Chief Executive Officer and a lab leased by THI. For the years ended September 30, 2017 and 2016, total rent expense was $61,238 and $42,000 respectively.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of September 30, 2017, except as discussed below.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

As of September 30, 2017, our common stock began trading on OTCQB Marketplace maintained by OTC Markets, Inc. under the symbol “AVDX.” Prior to that date, our common stock was traded under the symbol “OREO.” Prior to February 18, 2014, there was no public market for our common stock. The closing price of our common stock on OTCQB Marketplace on September 30, 2017 was $0.09 per share. The following table sets forth the range of high and low bid quotations as reported on the OTCQB for the periods indicated.

Fiscal Year Ended September 30, 2017	High	Low
Quarter ended September 30, 2017	$0.10	$0.02
Quarter ended June 30, 2017	$0.29	$0.04
Quarter ended March 31, 2017	$0.36	$0.16
Quarter ended December 31, 2016	$0.40	$0.15

Fiscal Year Ended September 30, 2016	High	Low
Quarter ended September 30, 2016	$0.40	$0.22
Quarter ended June 30, 2016	$0.43	$0.11
Quarter ended March 31, 2016	$0.72	$0.20
Quarter ended December 31, 2015	$0.48	$0.20

Holders of Common Stock

As of September 30, 2017, we had 88 holders of record of our common stock.

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

We did not issue any unregistered securities during the quarter ended September 30, 2017.

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

During the year ended September 30, 2016, we experienced the following corporate developments:

As of September 30, 2016, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

Since the end of the fiscal year ended September 30, 2016 and through the date of this report, we have focused on executing our business plan by acquiring proprietary diagnostic technology in the areas of oncology and neurology, as well as the addition of a revenue producing CLIA/CAP laboratory. We succeeded in executing on these objectives by the purchase of Amarantus Diagnostics, Inc. (“ADI”) and the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”). We intend on executing unique commercialization strategies for each of our proprietary diagnostic tests.

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

During the year ended September 30, 2017, we experienced the following corporate developments:

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

As of September 30, 2017 the Company closed down its CAP CLIA certified lab in Gaithersburg, Maryland and started looking for a new location.

Results of Operations

Comparison of the Year Ended September 30, 2017 to the Year Ended September 30, 2016

Net Loss. For the year ended September 30, 2017, we had a net loss of $9,585,928 compared to a net loss of $11,759,045 for the year ended September 30, 2016. The decrease in loss was primarily due to a decrease in research and Development cost decreased from $10,080,000 for the year ended September 30, 2016 to $-0- for the year ended September 30, 2017. Offset by an increase in general and administrative expense from $1,230,992 for the year ended September 30, 2016 to $2,589,795 for the year ended September 30, 2017, and an increase in professional fees from $313,275 for the year ended September 30, 2016 to $5,962,332 for the year ended September 30, 2017.

Revenue

Revenues earned as of September 30, 2017 and 2016 are $255,951 and $118,040 respectively. Cost of revenue for September 30, 2017 and 2016 are $27,672 and $52,522 giving the Company a gross profit of $228,279 and $65,518, respectively.

Operating Expenses

General and administrative expenses increased by $1,358,803 from $1,230,992 to $2,589,795 for the year ended September 30, 2017, as compared to the same period in 2016. The overall increase is primarily the result of an increase in investor relations expense, amortization expense, legal settlements, and licensing fees. Professional fee expenses increased by $5,649,057 from $313,275 to $5,962,332 for the same period, respectively, which was primarily due to an increase in the utilization of outside consultants, director fees, and legal fees.

Other Expenses

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the years ended September 30, 2017 and 2016:

	September 30,	September 30,
	2017	2016
Current assets	$1,348	$42,234
Current liabilities	4,252,921	2,115,369
Working capital	$(4,251,574)	$(2,073,135)

The decrease in working capital is due to increase in current liabilities. The decrease in working capital is due to a decrease in current assets from the value of marketable securities and an increase in accounts payable and accrued liabilities.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30, 2017 and 2016:

	Twelve Months Ended September 30,
	2017	2016
Net cash used in operating activities	$322,171	$(683,004)
Net cash provided by (used in) investing activities	(41,687)	(20,587)
Net cash provided by financing activities	(279,987)	660,807
Change in cash	$497	$(42,784)

Total net cash increased due to an increase in cash provided by operating activities which was offset by changes in our operating assets and liabilities of $322,171, amortization and depreciation of $447,637, and with loss on change in derivative liability of $1,803,561 for the year ended September 30, 2017. Net cash used in investing activities for the year ended September 30, 2017 compared to September 30, 2016 was primarily from licensing, other assets, cash acquired by THI, and website development costs of $41,687 and $20,587, respectively. Net cash used by financing activities for the year ended September 30, 2017 is due to net cash paid due to convertible notes of ($279,987) compared to net cash earned of $660,807 for September 30, 2016.

Going Concern

The consolidated financial statements contained in this annual report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through September 30, 2017 of $31,159,051. Presently, we may not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Subsequent to September 30, 2017, the Company continues to incur net losses from operating activities. The Company has been able to allocate much of the funds raised through private financing directly toward obtaining FDA approval for OvaDx® and a minimal amount of cash has been used towards operating activities. Most of the contracts are paid with Company stock instead of cash or at reduced rates. Without the continued support of our investors, contracted professionals and vendors the Company would not be able to continue.

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

Contractual Obligations and Commitments

We have no material long-term contractual cash obligations as of September 30, 2017.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial for end of the year September 30, 2017 and 2016, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of September 30, 2017 and 2016, begins on page F-1 of this Annual Report on Form 10-K.

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

During the fiscal year ended September 30, 2016 and through August 25, 2017, neither the Company nor anyone on its behalf consulted Weinstein regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or any reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). Weinstein did not provide the Company with a written report or oral advice that they concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2017, based on the material weaknesses defined below.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2017.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended September 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names, ages and positions of our directors and executive officers as of October 30, 2018, are as follows:

NAME	AGE	POSITION
Jeffrey Busch	60	Executive Chairman
Michael Ruxin, M.D.	72	Chief Executive Officer and Director
Scott VanderMeer	32	Interim Chief Financial Officer
Jeffrey Stephens	39	Director
Robert Trapp	63	Director
John Brugmann	71	Director
Henry Cole	73	Director
Andy DeLao	43	Director
Rajesh Shrotriya	74	Director

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

Michael Ruxin. Dr. Ruxin was appointed as chief executive officer of the Company effective as of May 25, 2018 and as a director of the Company effective June 22, 2018. Dr. Ruxin has been a strategic advisor to the Company since December 2017. Previously, Dr. Ruxin was the Chairman, CEO and Founder of Global Med Technologies, Inc. (GLOB). He grew GLOB from a foundational concept to an international medical software company, specializing in FDA approved software, with specific diagnostic capabilities, and serving over 30 countries on 4 continents. Under his leadership, GLOB had its initial financing, its public offering and subsequent follow-on financings. Dr. Ruxin also founded PeopleMed, Inc., a validation and chronic disease management software subsidiary of GLOB. In addition, he conceived and executed the acquisition and financing of Inlog, a French software company serving the EU, becoming the Directeur General and responsible for European Operations—and eDonor, a US based regulated software company serving domestic and international blood donor centers. Prior to Dr. Ruxin engineering the sale of GLOB to a NYSE company, Haemonetics Corp. (HAE), he led his team to national prominence by being awarded the #1 position in quality of product and customer service against billion dollar software companies, rated by an industry-respected, independent software rating service. After GLOB’s acquisition by Haemonetics, Dr. Ruxin was asked to stay with the company through the transition. Dr. Ruxin was on the Executive Management Team (EMT) at Haemonetics for approximately 6 months after the merger. The EMT was responsible for diagnostic strategies and identified domestic and international software opportunities for the Company. Before founding Global Med Technologies, Dr. Ruxin founded and was President and CEO of DataMed International, Inc. (DMI), a private, international drugs of abuse management company (from 1989-1997). DMI’s clients included FedEx, International Multi-Foods, Los Alamos National Laboratories, Chevron, ConAgra, Nestles and AT&T, among over 500 other companies. Dr. Ruxin was one of the first 10 certified Medical Review Officers in the country, and he participated in writing the Federal legislation for drugs of abuse testing. Dr. Ruxin received his M.D. degree from the University of Southern California and his B.A degree in Philosophy from the University of Pittsburgh.

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

Rajesh Shrotriya. Dr. Shrotriya was appointed as a director of the Company effective as of August 28, 2018. Dr. Rajesh Shrotriya, M.D., the former CEO and Chairman of Spectrum Pharmaceuticals (NASDAQ: SPPI), has over four decades of experience in the medical field, first as a dedicated physician and then as a pharmaceutical industry executive. Under his leadership, Spectrum identified, developed and commercialized several novel anti-cancer drugs. Prior to joining Spectrum, Dr. Shrotriya was Executive Vice President and Chief Scientific Officer for SuperGen, Inc. and Chief Medical Officer at MGI Pharma, Inc. Dr. Shrotriya’s pharmaceutical career began at Bristol-Myers Squibb, where he held various positions, the most recent being Executive Director Worldwide of CNS Clinical Research. Dr. Shrotriya is best known for his strategic thinking, and deep understanding of medical science including regulatory processes, not only at the Food and Drug Administration in the United States but also at regulatory agencies in Europe and Japan.

Andy DeLao. Mr. DeLao was appointed as a director of the Company effective as of August 28, 2018. Andy DeLao, aka “Cancergeek”, is currently the Senior Director of Marketing for Accuray, Inc, a radiation oncology technology company that is innovating patient-first cancer treatment. Previous to this role, Andy spent over 8 years at GE Healthcare, where he held multiple roles assisting in developing and leading the Oncology Solutions Organization, Product Marketing for the Molecular Imaging business, and had managed $1.6 billion in innovative growth marketing strategies. In addition, Andy has worked with investment teams to bring oncology care and risk reduction facilities to emerging markets and has built multiple cancer centers throughout the world.

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

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. We intend to adopt one during the fiscal year ended September 30, 2019.

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

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. The Company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert in the foreseeable future.

Audit Committee Financial Expert

The Company’s does not have an audit committee financial expert since Company’s board of directors currently acts as the audit committee and the board of directors currently consists of only eight directors one of which is the Company’s Chief Executive Officer. While the Company believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting the Company is currently engaged in a search to identify a qualified individual who will meet the definition of “audit committee financial expert as that term is defined by Item 407(d)(5) of Regulation S-K.

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

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the fiscal year ended September 30, 2017 for services to our company.

	Fees Earned or	Option
Name	Paid in Cash	Awards	Total
Joseph Roth	$-	$75,000	$75,000
Randall Letcavage	$-	$5,000	$5,000
Gerald Commissiong	$-	$200	$200
Jeff Stephens	$-	$-	$-

(1)	On February 27, 2016, the Company issued an aggregate of 200,000 restricted shares of common stock to Joseph Roth and Randall Letcavage to serve as Board of Directors for a fair value of $10,000. These shares vest over a one-year service period.
(2)	On May 5, 2016, the Company issued 200,000 restricted shares of common stock for a finder’s fee to a certain Director for a fair value of $10,000.
(3)	On June 2, 2017, the Company issued 500,000 restricted shares of common stock to Joseph Roth for his service as a Board of Directors for a fair value of $60,000.
(4)	On December 21, 2016 and August 25, 2017, the Company issued 5,000,000 and 15,000,0000 restricted shares of common stock to Gerald Commissiong for his service as a Board of Directors for a fair value of $200. 15,000,000 of these shares vest over a three year term.

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

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no filings were required, the Company believes that during the fiscal year ended September 30, 2017, all filings required under Section 16(a) have been timely filed, except our former executive officers and directors never filed a Form 3 to date.

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

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Gregg Linn (1)	2017	$240,000	—	—	$54,000	$294,000
Former Chief Executive Officer, President and Director	2016	$240,000	—	—	$54,000	$294,000
Philippe Goix (2)	2017	$120,000	$15,000	—	—	$135,000

(1)	Mr. Linn resigned as CEO and a director of the Company on June 2, 2017. In accordance with the terms of his employment agreement, Mr. Linn is entitled to receive a yearly automobile allowance of $18,000 as well as yearly payments for health insurance equal to $36,000. The amounts have been accrued but some have not been paid as of the date of this Annual Report. Pursuant to Mr. Linn resignation, the Company will pay him $30,000 lump sum, $5,378.41 in reimbursement of expenses, and $180,000 when the Trigger Event happens in accordance with the terms of his separation agreement. Mr. Linn also received an aggregate of 15,000,000 common stock with a three-year vesting period.

(2)	Mr. Goix joined the Company as CEO on June 20, 2017 and as a Director of the Company on August 24, 2017. As compensation for his service, Mr. Goix will be paid an annual salary of $120,000 at a rate of $10,000 per month. Entitled to a signing bonus of $15,000 and reimbursed for accrued travel expenses incurred during the CEO recruitment process of $4,500. Mr. Goix resigned on December 15, 2017 as the CEO and Director of the Company. The Company will pay a lump sum of $27,346.84 pursuant to the Trigger Event happening in accordance with the terms of his separation agreement.

Outstanding Equity Awards at Fiscal Year-End

Stock Awards
	Number of shares or units	Market value of shares or units
Name	of stock that have not vested (#)	of stock that have not vested (#)

Gregg Linn	12,250,000	$1,470,000
Philippe Goix	-	$-

Employment Agreements

On October 1, 2014, we entered into an employment agreement with Gregg Linn, our Former Chief Executive Officer. The employment agreement provide that Mr. Linn will receive an annual base salary of $240,000 per year. In addition, Mr. Linn is entitled to monthly car allowance of $1,500 and the Company has agreed to pay to Mr. Linn the greater of 100% of all health care premiums of $3,000 per month. Mr. Linn is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The employment agreement provides for termination of Mr. Linn’s employment without any further obligation on our part upon the death or disability of the executive or for cause. In the event that an executive’s employment is terminated for good reason, we are obligated to pay Mr. Linn his base salary for a twelve-month period beginning on the date of termination and any pro-rated potion of any bonus payable to Mr. Linn, which shall be assumed to be 30% of his base compensation unless otherwise provided for by the board of directors.

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

On June 2, 2017, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Gregg Linn, the Company’s former Chief Executive Officer, pursuant to which Mr. Linn’s status as chief executive officer and director of the Company ended effective June 2, 2017. Pursuant to the Agreement, the Company shall (a) pay Mr. Linn a lump sum cash payment of $30,000 upon on the Effective Date (as defined in the Agreement), (b) reimburse Mr. Linn for expenses paid on behalf of the Company, $2,500 of which will be paid on the Effective Date, and (c) upon the earliest occurrence of a Triggering Event (as defined in the Separation Agreement), the Company shall pay Mr. Linn a lump sum cash payment of $180,000 within three (3) business days of the date a Triggering Event occurs. In addition, the Company shall issue Mr. Linn 15,000,000 restricted shares of the Company’s common stock (“Equity Issue”) which Equity Issue shall vest quarterly over three (3) years from the termination date in accordance with the terms of that certain restricted stock award agreement. All shares of common stock currently held by Mr. Linn, including the Equity Issue, shall be subject to the terms of that certain lockup agreement, dated May 11, 2016. Finally, Mr. Linn was granted “piggyback” registration rights, subject to certain exceptions, to include on the next registration statement the Company files with SEC for a primary offering (excluding any securities to be included on Form S-4 or S-8) of its equity securities (or on the subsequent registration statement if such registration statement is withdrawn) such number of shares of the Company’s common stock held by the Mr. Linn and/or his assigns equal to eight percent (8%) of the aggregate value of the securities to be included on such registration statement, subject to certain limitations. Pursuant to the Agreement, Mr. Linn has agreed to comply with the confidential information and noncompetition and non-solicitation provisions in the Executive Employment Agreement dated October 1, 2014 between Mr. Linn and the Company.

The Company entered into an offer letter dated June 19, 2017 (the “Offer Letter”) with Dr. Goix. The Offer Letter has no specified term, and Dr. Goix’s employment with the Company will be on an at-will basis. Dr. Goix’s employment with the Company will commence on June 20, 2017 (the “Start Date”).

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

On December 15, 2017, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Philippe Goix, the Company’s former Chief Executive Officer, pursuant to which Dr. Goix’s status as chief executive officer and director of the Company ended effective December 4, 2017. Pursuant to the Agreement, upon the occurrence of a Triggering Event (as defined in the Separation Agreement), the Company shall pay Dr. Goix a lump sum cash payment of $27,346.84 within three (3) business days of the date such Triggering Event occurs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, regarding the beneficial ownership of the Company’s Common Stock as of October 25, 2018 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

Except as otherwise set forth below, the business address of each person listed below is 1050 30th Street NW, Suite 107, Washington, D.C. 20007.

		Number of Shares		Percentage of Shares
Title of Class	Name and Address	Owned		Owned (1)
	5% Stockholders
Series A Preferred Stock	Jeffrey Busch	230,000	(2)	12.84%
Series A Preferred Stock	Infusion 51a L.P. 233 S. Wacker Drive, 84th Floor Chicago, IL 60606	344,215	(2)(6)	19.77%
Series A Preferred Stock	Coastal Investment Partners LLC 81 Prospect St. Brooklyn, NY 11201	192,832	(2)	10.77%
Series A Preferred Stock	Kelly Family Trust 20 Kittansett Loop Henderson, NV 89052	150,000	(2)	8.37%
Series A Preferred Stock	Anand Gokel 3754 Benton Street Santa Clara, CA 95051	124,587	(2)	6.96%
Series A Preferred Stock	Rajesh Shrotriya, M.D.	100,000	(2)	5.58%
Series B Preferred Stock	Infusion 51a L.P. 233 S. Wacker Drive, 84th Floor Chicago, IL 60606	17,347,619	(3)(6)	67.72%
Series B Preferred Stock	Anand Gokel 3754 Benton Street Santa Clara, CA 95051	3.696,328	(3)	14.43%
Series B Preferred Stock	Xpress Group International Limited Unit B, 17th Floor, Greatmany Centre, 109-111 Queen's Road East, Wan Chai, Hong Kong	3,067,542	(3)	11.98%
Common Stock	Amarantus BioScience Holdings, Inc. 655 Montgomery Street Ste 900 San Francisco, CA 94111	109,342,073		32.45%
Common Stock	Gregg Linn 10994 E Beck Lane Scottsdale AZ 85255	52,410,976	(5)	15.56%
Common Stock	Arrayit Corporation 927 Thompson Place Sunnyvale, CA 94085	32,750,000		9.72%
Common Stock	Theranostics Health LLC 15010 Broschart Rd. Ste. 200 Rockville, MD 20850	25,000,000.00		7.42%
Common Stock	Gerald Commissiong 2264 Raleigh Rd. Hummelstown PA 17036 Directors and Officers	20,000,000	(4)	5.94%
Series A Preferred Stock	Jeffrey Busch	230,000	(2)	12.84%
Series A Preferred Stock	Michael Ruxin, M.D.	25,000	(2)	1.40%
Common Stock	Scott VanderMeer	14,598,333	(6)	4.33%
Common Stock	Jeffrey Stephens	14,598,333	(6)	4.33%
Series A Preferred Stock	Scott VanderMeer	433,471	(2)(6)	24.20%
Series A Preferred Stock	Jeffrey Stephens	433,471	(2)(6)	24.20%
Series B Preferred Stock	Scott VanderMeer	18,472,995	(3)(6)	72.11%
Series B Preferred Stock	Jeffrey Stephens	18,472,995	(3)(6)	72.11%
Common Stock	Robert Trapp	-		-
Series A Preferred Stock	Henry Cole	20,000	(2)	1.12%
Series A Preferred Stock	John Brugmann	17,355	(3)(7)	0.97%
Series B Preferred Stock	John Brugmann	221,472	(3)(7)	0.86%
Common Stock	Andy DeLao	-		-%
Series A Preferred Stock	Rajesh Shrotriya, M.D.	100,000	(2)	5.58%

All officers and directors as a group (9 persons)

(1) Based upon 336,957,722 shares of common stock outstanding on October 30, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of October 30, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

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

(4) Includes 20,000,000 shares of common stock owned by Mr. Commissiong, 15,000,000 of which vest quarterly over a 3-year period commencing on August 25, 2017. As of the Record Date, 6,250,000 shares of common stock held by Mr. Commissiong have vested.

(5) Includes 15,000,000 restricted shares of the Company’s common stock which vest quarterly over three (3) years from June 2, 2017. As of the Record Date, 7,500,000 shares of common stock have vested.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since September 30, 2017 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 and in which any of the person who serves as our director and executive officer or with any beneficial owners of more than 5% of our common stock, or entities affiliated with them, had or will have a director or indirect material interest.

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

The Company leases corporate office space under a month-to-month operating lease of $200 per month from an entity controlled by the Company’s former Chief Executive Officer and from THI. For the years ended September 30, 2017 and 2016, total rent expense was $61,238 and $42,000, respectively.

International Infusion LP and Infusion 51a LP Notes (Related Party)

Between November 16, 2016 and December 31, 2016, the Company entered into various convertible promissory notes (collectively, the “Nov 2016 Notes”) with accredited investors (the “Nov 2016 Investors”) pursuant to which the Nov 2016 Investors purchased an aggregate principal amount of $481,000 of Original Issue Discount Senior Secured Convertible Notes for an aggregate purchase price of $370,000. The Nov 2016 Notes bear interest at 8% and mature on January 15, 2018. The Nov 2016 Note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.15, subject to adjustment.

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

The Company had accrued expenses due to current and former officers, consisting mainly of salary. As of September 30, 2017 and 2016, accrued expenses due to officers were $277,175 and $256,480, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company has appointed Weinstein & Co., or Weinstein, as our independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ended September 30, 2016 and September 30, 2017. Marcum LLP, or Marcum, was our independent registered public accounting firm for the fiscal year ended September 30, 2015. Effective August 25, 2017, Marcum was dismissed as our independent registered public accounting firm and, at the recommendation of our board of directors, effective August 25, 2017, we engaged Weinstein as the independent registered public accounting firm to audit the Company’s financial statements for the year ended September 30, 2016 and September 30, 2017.

The aggregate fees billed for the fiscal years ended September 30, 2017 and 2016 for professional services rendered by our principal accountants for (1) the audit of its annual financial statements and review of financial statements included in Form 10-Q and Form 10-K (“Audit Fees”), (2) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”), (3) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”).

	Year Ended	Year Ended
	September 30,	September 30,
	2017	2016
Audit fees	$20,236	$92,750
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$20,236	$92,750

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

All other fees. Our principal accountants did not receive any other audit fees for 2017 and 2016.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

590
Number	Description of Exhibits

2.1	Agreement and Plan of Reorganization between American Liberty Petroleum Corp, Avant Diagnostics, Inc. and Avant Acquisition Corp, dated December 29, 2014 (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed on December 30, 2014)

2.2	Share Exchange Agreement, dated May 11, 2016, by and between Avant Diagnostics, Inc., Amarantus Diagnostics, Inc. and Amarantus Biosciences Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on May 17, 2016)

2.3	Asset Purchase Agreement, dated May 11, 2016, by and between Avant Diagnostics, Inc. and Theranostics Health, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed on May 17, 2016)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 24, 2010)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on February 16, 2010)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, filed with the Nevada Secretary of State on January 27, 2017 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 20, 2017)

3.4	Certificate of Withdrawal of Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 26, 2017)

4.1	Convertible Promissory Note, dated January 5, 2016 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on January 12, 2016)

4.2	Form of Convertible Promissory Note issued to Amarantus Biosciences Holdings, Inc., dated March 8, 2016 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 11, 2016)

4.3	Convertible Promissory Note, dated May 11, 2016, issued to Amarantus Biosciences Holdings, Inc.. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on May 17, 2016)

4.4	Form of Convertible Promissory Note, dated July 5, 2016 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on July 11, 2016)

4.5	Form of Promissory Note related to the October 2016 Financing (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 20, 2017)

4.6	Form of Promissory Note related to the November 2016 Financing (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 20, 2017)

4.7	Promissory Note, dated November 28, 2016, issued by Prism Health Dx, Inc. to Avant Diagnostics, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 20, 2017)

4.8	Form of Senior Secured Promissory Note related to the June 2017 Financing (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 20, 2017)

4.9	Form of Warrant related to the June 2017 Financing (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 20, 2017)

4.10	Form of Right related to the June 2017 Financing (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 20, 2017)

4.11	Form of Senior Secured Promissory Note related to the June 2017 and August 2017 Financing with the June 2017 Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 26, 2017)

4.12	Form of Warrant related to the related to the June 2017 and August 2017 Financing with the June 2017 Investor (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on September 26, 2017)

4.13	Form of Right related to the related to the June 2017 and August 2017 Financing with the June 2017 Investor (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed on September 26, 2017)

4.14	Coastal51 Note, dated November 15, 2016 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed on September 26, 2017)

4.15	Senior Secured Promissory Note, dated July 14, 2017 (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed on September 26, 2017)

4.16	Form of Senior Secured Promissory Note, dated July 28, 2017 (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K filed on September 26, 2017)

4.17	Senior Secured Promissory Note, dated August 8, 2017 issued to the August 2017 Investor (incorporated by reference to Exhibit 4.7 of the Current Report on Form 8-K filed on September 26, 2017)

4.18	Warrant, dated August 8, 2017, issued to the August 2017 Investor (incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed on September 26, 2017)

4.19	Purchase Right, dated August 8, 2017, issued to the August 2017 Investor (incorporated by reference to Exhibit 4.9 of the Current Report on Form 8-K filed on September 26, 2017)

4.20	Senior Secured Promissory Note, dated September 5, 2017 issued to the September 2017 Investor (incorporated by reference to Exhibit 4.10 of the Current Report on Form 8-K filed on September 26, 2017)

4.21	Warrant, dated September 5, 2017, issued to the September 2017 Investor (incorporated by reference to Exhibit 4.11 of the Current Report on Form 8-K filed on September 26, 2017)

4.22	Purchase Right, dated September 5, 2017, issued to the September 2017 Investor (incorporated by reference to Exhibit 4.12 of the Current Report on Form 8-K filed on September 26, 2017)

10.1	American Liberty Petroleum Corp., 2014 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on December 30, 2014)

10.2	Rhodes Holdings LLC Consulting Agreement with American Liberty Petroleum Corp. (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on December 30, 2014)

10.3	Clear Financial Solutions, Inc. Consulting Agreement with American Liberty Petroleum Corp (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed on December 30, 2014)

10.4	Technology Assignment Agreement, dated July 18, 2009, between Arrayit Diagnostics, Inc. and Arrayit Corporation (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed on January 13, 2016)

10.5	Employment Agreement, dated October 1, 2014, by and between Arrayit Diagnostics, Inc. and Gregg Linn (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed on January 13, 2016)

10.6	Securities Purchase Agreement, dated January 5, 2016 by and between Avant Diagnostics, Inc. and St. George Investments LLC (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on January 12, 2016)

10.7	Assignment and First Amendment of Lease by and among Saul Holdings Limited Partnership, Theranostics Health, Inc. and Avant Diagnostics. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 17, 2016)

10.8	Form of Securities Purchase Agreement, dated July 5, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 11, 2016)

10.9	Binding Letter of Intent, dated November 28, 2016, by and between Avant Diagnostics, Inc. and Prism Health Dx, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 20, 2017)

10.10	Exchange Agreement, dated January 27, 2017, by and between Avant Diagnostics and Gregg Linn (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 20, 2017)

10.11	Securities Purchase Agreement, dated June 19, 2017 by and between Avant Diagnostics, Inc. and the June 2017 Investor (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 20, 2017)

10.11	Pledge Agreement, dated June 19, 2017 by and between Avant Diagnostics, Inc. and the June 2017 Investor (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 20, 2017)

10.12	Form of Pledge Agreement by and between Avant Diagnostics, Inc. and the June 2017 Investor related to the June 2017 and August 2017 Financing (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 26, 2017)

10.13	Satisfaction of Note, dated July 6, 2017, by and between Avant Diagnostics, Inc. and Black Mountain Equity Partners LLP (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on September 26, 2017)

10.14	Exchange Agreement, dated July 14, 2017, by and between Avant Diagnostics, Inc. and Coastal Investment Partners LLP (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on September 26, 2017)

10.15	Pledge Agreement, dated July 14, 2017, by and between Avant Diagnostics, Inc. and Coastal Investment Partners LLP (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on September 26, 2017)

10.16	Binding Letter of Intent, dated July 14, 2017, by and between Avant Diagnostics, Inc. and Coastal Investment Partners LLP (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on September 26, 2017)

10.17	Form of Exchange Agreement, dated July 28, 2017 (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed on September 26, 2017)

10.18	Form of Binding Letter of Intent, dated July 28, 2017 (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed on September 26, 2017)

10.19	Securities Purchase Agreement, dated August 8, 2017, by and between Avant Diagnostics, Inc. and the August 2017 Investor (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed on September 26, 2017)

10.20	Pledge Agreement dated August 8, 2017, by and between Avant Diagnostics, Inc. and the August 2017 Investor (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed on September 26, 2017)

10.21	Binding Letter of Intent with June 2017 Investor and August 2017 Investor, dated August 25, 2017 (incorporated by reference to Exhibit 10.11 of the Current Report on Form 8-K filed on September 26, 2017)

10.22	Securities Purchase Agreement, dated September 5, 2017, by and between Avant Diagnostics, Inc. and the September 2017 Investor (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed on September 26, 2017)

10.23	Pledge Agreement dated September 5, 2017, by and between Avant Diagnostics, Inc. and the September 2017 Investor (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on September 26, 2017)

10.24	Offer Letter, dated June 19, 2017, by and between Avant Diagnostics, Inc. and Philippe Goix (incorporated by reference to Exhibit 10.14 of the Current Report on Form 8-K filed on September 26, 2017)

10.25	Settlement Agreement, dated June 2, 2017, by and between Avant Diagnostics, Inc. and Gregg Linn (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K filed on September 26, 2017)

10.26	Restricted Stock Grant Agreement, dated June 2, 2017, by and between Avant Diagnostics, Inc. and Gregg Linn (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K filed on September 26, 2017)

10.27	Second Amended and Restated Settlement Agreement, dated September 18, 2017, by and between the parties to the MemoryDx Litigation (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K filed on September 26, 2017)

10.28	Confidential Settlement Agreement, dated June 8, 2017, by and between the parties to the THI Litigation (incorporated by reference to Exhibit 10.18 of the Current Report on Form 8-K filed on September 26, 2017)

16.1	Letter from LBB & Associates Ltd., LLP, dated May 5, 2015 (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed on May 6. 2015)

16.2	Letter from Marcum LLP, dated August 31, 2017 (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed on August 31, 2017)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

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

Signature	Title	Date

/s/ Jeff Busch	Executive Chairman of the Board of Directors,	December 4, 2018
Jeff Busch

/s/ Michael Ruxin	Chief Executive Officer and Director (Principal Executive Officer)	December 4, 2018
Michael Ruxin

/s/ Scott VanderMeer	Interim Chief Financial Officer (Principal Financial Officer)	December 4, 2018
Scott VanderMeer

/s/ Jeff Stephens	Director	December 4, 2018
Jeff Stephens

/s/ Robert Trapp	Director	December 4, 2018
Robert Trapp

/s/ John Brugmann	Director	December 4, 2018
John Brugmann

/s/ Henry Cole	Director	December 4, 2018
Henry Cole

/s/ Andy DeLao	Director	December 4, 2018
Andy DeLao

/s/ Rajesh Shrotriya	Director	December 4, 2018
Rajesh Shrotriya

AVANT DIAGNOSTICS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements for Fiscal Years ended September 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Avant Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avant Diagnostics, Inc. (“the Company”) as of September 30, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended September 30, 2017 and 2016, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the periods ended September 30, 2017 and 2016, in conformity with generally accepted accounting principles in the United States of America.

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

December 4, 2018

AVANT DIAGNOSTICS, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND 2016

Balance Sheet
	September 30, 2017	September 30, 2016

ASSETS
Current Assets:
Cash	$1,348	$851
Accounts receivable	-	41,383
Prepaid expenses	-	-
Total current assets	1,348	42,234
Non-current Assets
Intellectual Property	5,078,060	5,497,134
Website development cost, net	4,250	5,312
Other Assets	46,560	20,000
Patent costs, net	98,987	111,361
Total non-current assets	5,227,857	5,633,807
Total Assets	$5,229,205	$5,676,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,106,607	$536,630
Accrued expenses	542,340	518,932
Accrued payroll and benefits	277,175	256,480
Convertible notes payable	-	250,807
Convertible notes payable to related party	400,000	429,280
Derivative liability	1,926,800	123,239
Total current liabilities	4,252,921	2,115,369
Total Liabilities	4,252,921	2,115,369

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B preferred stock $0.001 par value; -0- and -0- shares outstanding as of September 30, 2017 and September 30, 2016 respectively	-	-
Common Stock $0.00001 par value, 450,000,000 shares authorized; 303,927,098 and 219,254,543 shares outstanding as of September 30, 2017 and September 30, 2016, respectively	3,040	2,193
Additional paid-in capital	32,132,294	25,131,601
Accumulated deficit	(31,159,051)	(21,573,123)
Total Stockholders’ Equity	976,283	3,560,671
Total Liabilities and Stockholders’ Equity	5,229,205	$5,676,041

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended September 30,
	2017	2016
Revenue	255,951	118,040
Cost of revenue	27,672	52,522
Gross profit	228,279	65,518

Operating expenses:
Selling, general and administrative	2,589,795	1,230,992
Amortization Fees	-	-
Research and development	-	-
Research and development - license acquired	-	10,080,000
Professional fees	5,962,332	313,275
Merger costs	-	-
Total operating expenses	8,552,127	11,624,267
Loss from operations	(8,323,848)	(11,558,749)

Other income
Interest income	4,034	-
Gain on other comprehensive income	98,897	-
Total other expense	102,931	-

Other expense
Interest expense	695,741	(114,253)
Other finance expense	595,733	-
Loss on other comprehensive expense	100,000	(126,344)
Loss on change in fair value of derivative	(26,463)	40,302
Total other expense	1,365,011	(200,295)

Net Gain/ (Loss)	(9,585,928)	(11,759,045)

Loss per Share:
Basic and diluted net loss per common share outstanding	(0.05)	(0.08)
Basic and diluted weighted average number of common shares outstanding	200,170,287	146,223,688

Comprehensive loss:
Net loss	(9,585,928)	(11,759,045)
Unrealized loss on available for sale securities	-	-
Comprehensive gain/(loss)	(9,585,928)	(11,759,045)

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2015	-	$-	95,944,743	$959	11,030,534	(9,814,078)	1,217,415
Sale of common stock	-	-	6,200,000	62	309,938	-	310,000
Common stock issued for services	-	-	3,190,000	32	24,990	-	25,022
Common stock issued to acquire net assets of Theranostics Health, Inc.	-	-	25,000,000	250	3,149,750	-	3,150,000
Common stock issued to acquire net assets of Amarantus Diagnostics, Inc.	-	-	80,000,000	800	10,079,200	-	10,080,000
Stock based compensation	-	-	-	-	52,499	-	52,499
Common stock issued to pay debt to officer	-	-	8,569,800	86	428,490	-	428,576
Adjustment related to Prior period	-	-	350,000	4	(4)	-	-
Reclass derivative liability to equity upon note payments	-	-	-	-	52,389	-	52,389
THI invoices paid off before THI was purchased	-	-	-	-	3,815	-	3,815
Net loss	-	-	-	-	-	(11,759,045)	(11,759,045)
Balance, September 30, 2016	-	$-	219,254,543	$2,193	25,131,601	(21,573,123)	3,560,671
Sale of common stock	-	-	10,000,000	100	-	-	100
Common stock issued for services	-	-	74,672,555	747	7,000,693	-	7,001,440
Net loss	-	-	-	-	-	(9,585,928)	(9,585,928)
Balance, September 30, 2017	-	$-	303,927,098	$3,040	$32,132,294	$(31,159,051)	$976,283

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(9,585,928)	$(11,759,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447,637	340,039
Amortization of debt discounts	-	18,865
Amortization of patent and web design costs	-	-
Research and development - license acquired	-	10,080,000
Stock-based compensation expenses	7,001,440	77,522
Loss on change in fair value of derivatives	1,803,561	86,042
Changes in operating assets and liabilities:
Accounts receivable	41,383	64,251
Prepaid Expenses	-	42
Accounts payable	569,975	174,390
Accrued payroll and benefits	-	-
Due to related party	20,695	-
Accrued liabilities	23,408	234,890
Net cash used in operating activities	322,171	(683,004)

Cash Flows from Investing Activities:
Cash acquired with acquisition of Theranostics Health, Inc. assets	-	37,519
Licensing costs	(15,127)	(16,856)
Other Assets	(26,560)	(20,000)
Website development costs	-	(21,250)
Net cash provided by (used in) investing activities	(41,687)	(20,587)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	100	310,000
Proceeds from convertible notes payable	(280,087)	250,807
Proceeds from convertible notes payable, related party	-	100,000
Net cash provided by financing activities	(279,987)	660,807

Net increase in cash	497	(42,784)
Cash at beginning of period	851	43,635
Cash at end of period	$1,348	$851

Supplemental disclosure of noncash investing and financing activities:
Shares issued in settlement of related party debt	$-	$428,575
Reclass derivative liability to equity upon note payment	$-	$52,389
Common stock issued to acquire net assets of Theranostics Health, Inc.	$-	$3,150,000
Common stock issued to acquire net assets of Amarantus Diagnostics, Inc.	-	$10,080,000

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016

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

As of September 30, 2017, there remained a total 3,510,000 shares of common stock that still had not been converted by Avant shareholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the shareholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the shareholders must convert their shares and, as of the date of this report, the shares have not been issued.

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

On May 11, 2016, the Company acquired Amarantus Diagnostics, Inc., a Delaware corporation (“ADI”), from Amarantus Bioscience Holdings, Inc. (the “Shareholder”). ADI owns an exclusive worldwide sub-license to the Lymphocyte Proliferation test (LymPro Test™) for Alzheimer’s disease, which was developed by Prof. Thomas Arendt, Ph.D., from the University of Leipzig. In addition, ADI holds an exclusive worldwide license to MSPreciseÒ, a proprietary next-generation DNA sequencing (NGS) assay for the identification of patients with relapsing-remitting multiple sclerosis (RRMS) at first clinical presentation. Additionally, ADI owns intellectual property for the diagnosis of Parkinson’s disease (NuroPro) and Breast Cancer (BC SeraPro). See Note 3.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of September 30, 2017 and 2016, the Company had an accumulated deficit of $31.16 million and $21.57 million, respectively. During the year ended September 30, 2017 and 2016, the Company incurred net losses of $9.59 million and $11.76 million, respectively, and earned cash in operating activities of $322,171 and used ($683,004), respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Avant Diagnostics Acquisition Corporation (ADAC). American Liberty Petroleum Corp. was dissolved. All intercompany transactions and balances have been eliminated in consolidation.

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

On May 12, 2016, as part of the agreement with ADI, the Company has the right to offset the $100,000 promissory note due to Shareholder, for the assumption of certain liabilities and expenses in connection with the transaction. The $100,000 promissory note principal was paid down as of September 30, 2017.

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

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and records the reimbursement as revenues. As of September 30, 2017, and 2016, deferred revenue was $-0- and $-0-.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2017, and 2016, allowance for doubtful accounts was $-0-.

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

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015 (see Note 1), and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the years ended September 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30, 2017	September 30, 2016
Shares issued upon conversion of convertible notes and accrued interest	-	1,776,549

Intangible Assets

The Company’s intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patent for its worldwide exclusive licensed rights to OvaDx®, a diagnostic screening test for the early detection of ovarian cancer. As of September 30, 2016, the Company has not yet received FDA approval with respect to the clinical use of these intangible assets. The carrying value of September 30, 2017 and 2016 was $1,334,000 and $1,483,000 respectively.

Intellectual property acquired from the THI Acquisition leading to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. The Company uses these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. The carrying value of September 30, 2017 and 2016 was $3,745,000 and 4,014,000, respectively.

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible asset with a finite life included intellectual property acquired from THI Acquisition, capitalized website development costs and patent costs, which are being amortized over their economic or legal life, whichever is shorter. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2017 are as follows (in thousands, except year amounts):

	Book Value				Amortization Expense for the Year	Book Value
	as of	Additions			Ended	as of
	September 30,	during the	Total after	Remaining life	September 30,	September 30,
Description	2016	year	Additions	In years	2017	2017
License Rights to OvaDx	1,483	17	1,500	9	167	1,334
THI Acquisition on May 11, 2017	4,014	(2)	4,012	15	267	3,745
Website development cost	5	-	5	5	1	4
Patent costs	111	-	111	9	12	99
	5,614	15	5,629		448	5,181

The Company incurred amortization expense and amortization of licensing rights/acquisition associated with its finite-lived intangible assets of approximately $448,000 for the year ended September 30, 2017.

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. During the year ended September 30, 2017 and 2016, the Company management performed an evaluation of its acquired intangible assets as of September 30, 2017 and 2016 and no impairment was deemed to exist as of September 30, 2017 and 2016. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

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

The Company’s free standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of September 30, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the debt derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Segment Reporting

The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company is managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, we have concluded that we operate as a single segment.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2017 and 2016, the Company does not have any cash equivalents.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic (“ASC”) 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended September 30, 2017 and 2016, the Company’s expenditures on research and product development were $-0- and $10,080,000 respectively.

Comprehensive Income (Loss)

The Company adopted ASC subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners’ sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include unrealized gains and losses on available for sale securities adjustments.

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

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company adopted the provisions of ASC Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of September 30, 2017 and 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The Company did not record any income taxes during September 30, 2017.

Advertising

The Company’s advertising costs are expensed as incurred. Advertising expense was $12,127 and $-0- for the years ended September 30, 2017 and 2016.

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

Financial liabilities as of September 30, 2017 measured at fair value on a recurring basis are summarized below:

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

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the year ended September 30, 2017:

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the year ended September 30, 2017:

Balance - Beginning of period	$123,238
Aggregate fair value of derivative instruments issued	1,830,025
Transfers out upon payoff of notes payable
Change in fair value of derivative liabilities	(26,463)
Balance - End of period	$1,926,800
$1,926,800

NOTE 5 - INVESTMENT IN EQUITY SECURITIES

The fair values of the Company’s marketable securities are based on quoted market prices and are included in the accompanying consolidated balance sheet under total current assets as available-for sale securities. The Company relied on guidance by the FASB ASC 320-10-25-1 regarding a classification of securities.

As of September 30, 2017, the Company’s available-for-sale securities consisted of 10,000,000 shares of Arrayit.

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

As of September 30, 2017, Arrayit was a significant stockholder of the Company. See Note 6.

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

As of September 30, 2017, the carrying value of the rights to OvaDx ® and payments to WSU under the License Agreement was $1,334,000, consisting of enhancements to the original initial rights licensed assigned to the Company resulting from the Tech Transfer Agreement with Arrayit as well as licensing payments made to WSU. The Company paid for these enhancements by the issuance of 10,000,000 common shares to Arrayit in August 2014, as well as cash payments to WSU. In 2015, the Company paid its clinical research organization $102,000 in conjunction with the commencement of the OvaDx to FDA trials. The Company will periodically assess the intellectual property status for changes in the valuation. The Company will be amortizing the license over the remaining term of the patent. As of September 30, 2017, the Company has not obtained final FDA approval and the asset has not been placed in service.

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

Beginning on the six-month anniversary of the closing date and continuing on the same day of each successive month thereafter, the Company must prepay $28,750, plus all accrued interest thereon, either in cash or in common stock, at the option of the Company (each, an “Installment Amount”). If the Note is prepaid in shares of common stock, such shares shall be issued at a 40% discount of the lowest closing bid price for the 20 consecutive trading days immediately preceding the applicable redemption date, subject to a floor of $0.10 (the “Market Price”). These certain conditions were deemed to be outside the Company’s control.

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

The Company recorded $50,720 interest expense related to the Note during the year ended September 30, 2017.

The Amarantus Note had $-0- remaining debt discount as of September 30, 2017.

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

March 2016 Amarantus Note (Related Party)

On March 8, 2016, the Company issued a convertible promissory note (the “Amarantus Note”) with aggregate principal amount of $100,000 for an aggregate purchase price of $100,000. The Amarantus Note bears interest at 12% per annum and matures one year from the date of issuance. The Company recorded a total of $14,189 of interest expense for the year ended September 30, 2017. The Amarantus Note will be convertible at the option of the Investor at any time into shares of common stock, at an initial conversion price equal to $0.20, subject to certain anti-dilutive (reset) provisions. These anti-dilutive conditions were deemed to be outside the Company’s control.

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

The Amarantus Note had $-0- remaining debt discount as of September 30, 2017.

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

The Company has issued debt for which total proceeds were allocated to individual instruments based on the fair value of each instrument at the time of issuance. Such value of the debt was recorded a discount on debt and is being amortized over the term of the respective debt. For the year ended September 30, 2017 and 2016 amortization of debt discount was $-0- and $22,012, respectively.

As of September 30, 2017 the principal of the $100,000 AMBS Note has been paid off.

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

Part of International Infusion, LP and Infusion 51a, LP (Related Party)

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

On November 16, 2016, the Company entered into a convertible promissory notes with an accredited investors (pursuant to which the Investor purchased an aggregate principal amount of $292,500 of Original Issue Discount Senior Secured Convertible Notes for an aggregate purchase price of $380,2500. The Note bears interest at 8% and matures on January 15, 2018. The Note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.15, subject to adjustment.

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

Infusion 51a, LP (Related Party)

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

Infusion 51a, LP (Related Party)

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

On August 25, 2017 the Company entered into a binding letter of intent with the June 2017 Investor and the August 2017 Investor (the “Investors”) whereby the parties agreed that the offering documents would be amended to add an additional conversion feature wherein the June 2017 Investment could be exchanged and/or converted into a class of the Company’s preferred stock to be created (the “Preferred Stock”) that is convertible into the equivalent of 49.99% of the then outstanding common stock of the Company pro-rata on an as converted basis based upon a total investment of $750,000 into the June 2017 Investment. The Preferred Stock shall also have the right to vote alongside the common stock on an as converted basis. The ability of the Investors to convert the June 2017 Investment into Preferred Stock is subject to the execution of definitive documentation between the parties. As of September 30, 2017, exactly $525,000 has been invested into the June 2017 Investment.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

Effective January 27, 2015, the Company adopted an amendment to the articles of incorporation to authorize the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors (the “Preferred Shares”). The amendment to our articles of incorporation will authorize the issuance of up to 50 million Preferred Shares, with different series under the discretion of our board of directors, without any action on the part of the stockholders. As of September 30, 2017 and 2016, no Preferred Shares were outstanding.

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

The board of directors authorized the following issuances of stock for services. The Company evaluated in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”:

During the year ended September 30, 2016, the Company issued an aggregate of 3,190,000 shares of our common stock for consulting services valued at $25,022.

During the year ended September 30, 2016, the Company sold an aggregate 6,200,000 shares of our common stock to certain investors for a total fair value of $310,000.

During the year ended September 30, 2016, the Company issued an aggregate of 25,000,000 shares of our common stock for assets and certain liabilities of THI for a total fair value of $3,150,000.

During the year ended September 30, 2016, the Company issued an aggregate of 80,000,000 shares of our common stock to purchase all the shares of ADI for a total fair value of $10,080,000.

During the year ended September 30, 2016 the Company issued an aggregate of 8,569,800 shares of our common stock for extinguishment of certain liabilities due to our former CEO Gregg Linn for a total fair value of $428,576.

On December 10, 2015, the Company sold an aggregate of 1,000,000 restricted shares of common stock to an accredited investor for a fair value of $50,000.

On December 14, 2015, the Company sold and aggregate of 200,000 restricted shares of common stock to an accredited investor for a fair value of $10,000.

On December 15, 2015 the Company issued an aggregate of 125,000 restricted shares of common stock to web designer for a fair value of $18,750.

On December 18, 2015, the Company sold and aggregate of 400,000 restricted shares of common stock to an accredited investor for a fair value of $20,000.

On December 24, 2015, the Company sold and aggregate of 240,000 restricted shares of common stock to an accredited investor for a fair value of $12,000.

On December 30, 2015, the Company sold and aggregate of 300,000 restricted shares of common stock to an accredited investor for a fair value of $15,000.

On February 24, 2016, the Company sold and aggregate of 2,200,000 restricted shares of common stock to two accredited investor for a fair value of $110,000.

On February 26, 2016, the Company sold and aggregate of 200,000 restricted shares of common stock to an accredited investor for a fair value of $10,000.

On February 26, 2016, the Company sold and aggregate of 60,000 restricted shares of common stock to a consultant for a fair value of $3,000.

On March 24, 2016, the Company issued an aggregate of 8,569,800 restricted shares of our common stock for satisfaction of certain accrued liabilities and payroll due to an officer aggregating $428,576.

On May 5, 2016, the Company issued 200,000 restricted shares of common stock for a finder’s fee to a certain Director for a fair value of $10,000.

On May 5, 2016 the Company sold 1,500,000 restricted shares of common stock to a certain Director for a fair value of $75,000.

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

During the year ended September 30, 2017, the Company issued an aggregate of 74,672,555 shares of our common stock for services valued at $7,001,440.

During the year ended September 30, 2017, the Company sold an aggregate 10,000,000 shares of our common stock to a certain accredited investor for a total fair value of $100.

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

On November 16, 2016, the Company issued an aggregate of 83,333 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $21,500.

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

On December 13, 2016, the Company issued an aggregate of 100,000 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $22,700.

On December 21, 2016, the Company issued an aggregate of 5,000,000 restricted shares of common stock to a certain director for services for a fair value of $50.

On December 21, 2016, the Company issued an aggregate of 10,000,000 restricted shares of common stock to a certain director for services for a fair value of $2,600,000.

On December 23, 2016, the Company issued an aggregate of 500,000 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $115,000.

On January 3, 2017, the Company issued an aggregate of 83,333 restricted shares of common stock to a certain investor for bonus equity on a note for a fair value of $25,000.

On May 10, 2017, the Company issued an aggregate of 5,000,000 restricted shares of common stock for a settlement for a fair value of $550,000.

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

On July 7, 2017, the Company issued an aggregate of 62,500 restricted shares of common stock for waiving default language in a note for a fair value of $2,500.

On July 14, 2017, the Company issued an aggregate of 750,000 restricted shares of common stock for waiving default language in a note for a fair value of $30,000.

On July 14, 2017, the Company exchanged contingent liabilities owed to AMBS in exchange for 6,500,000 shares of the Company’s common stock. On July 20, 2017, 1,500,000 shares were issued for a settlement for a fair value of $75,000. On September 15, 2017 5,000,000 shares were issued for a settlement for a fair value of $500,000.

On July 28, 2017, the Company issued an aggregate of 793,390 restricted shares of common stock to two investors for waiving default language in their notes for a fair value of $7.94.

On August 8, 2017, the Company issued an aggregate of 150,000 restricted shares of common stock for bonus shares to a note for a fair value of $7,500.

On August 25, 2017, the Company issued an aggregate of 15,000,000 restricted shares of common stock to a certain director for services for a fair value of $150. These shares vest over a three-year period.

On August 25, 2017, the Company issued an aggregate of 100,000 restricted shares of common stock for bonus shares to a note for a fair value of $3,000.

On September 5, 2017, the Company issued an aggregate of 150,000 restricted shares of common stock for bonus shares to a note for a fair value of $10,500.

Stock Options and Warrants

Warrants

As of September 30, 2017, the Company had no warrants issued and outstanding.

The following table reflects a summary of common stock warrants outstanding and warrant activity during the periods:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2015	-	$-		$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Warrants outstanding and exercisable at September 30, 2016	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Warrants outstanding and exercisable at September 30, 2017	-	$-	-	$-

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

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of stock-based payment awards during the years ended September 30, 2017 and 2016 was estimated using the Black-Scholes pricing model. The dividend rate is zero because the Company does not anticipate issuing dividends.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year, as the Company does not yet have adequate historical data, for options granted during the years September 30, 2017 and 2016.

As of September 30, 2017, the Company had no options issued and outstanding.

Stock option activity summary covering options is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2015	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding and exercisable at September 30, 2016	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding and exercisable at September 30, 2017	-	$-	-	$-

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

Mr. Linn was entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The employment agreement provides for termination of Mr. Linn’s employment without any further obligation on our part upon the death or disability of the executive or for cause. In the event that an executive’s employment is terminated for good reason, we are obligated to pay Mr. Linn his base salary for a twelve-month period beginning on the date of termination and any pro-rated potion of any bonus payable to Mr. Linn, which shall be assumed to be 30% of his base compensation unless otherwise provided for by the board of directors.

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

Effective on June 2, 2017 Mr. Linn resigned from the Company as Chief Executive Officer and the Board of Directors.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leased corporate office space under a month-to-month operating lease of $200 per month from an entity controlled by the Company’s former Chief Executive Officer and leased by THI. For the year ended September 30, 2017 and September 30, 2016, total rent expense was $61,238 and $42,000, respectively.

The Company had accrued expenses due to current and former officers, consisting mainly of salary. As of September 30, 2017 and September 30, 2016, accrued payroll and benefits due to officers were $277,175 and $256,480, respectively.

The following selling, general and administrative expenses for the year ended September 30, 2017 were incurred by Greg Linn, the Company’s former CEO:

For the year ended September 30, 2017
Auto Allowances	$12,000
Salaries and wages	240,000
Insurance Expense	38,391
Payroll Expenses	7,867
Travel Expenses	5,290
Total	$303,548

The following selling, general and administrative expenses for the year ended September 30, 2017 were incurred by Philippe Goix, the Company’s former CEO:

For the year ended September 30, 2017
Signing Bonus	$15,000
Salaries and wages	30,000
Insurance Expense	-
Payroll Expenses	-
Travel Expenses	4,500
Total	$49,500

During the year ended September 30, 2016, Steve Scott, former CEO, incurred $17,500 of consulting and settlement expenses.

During the year ended September 30, 2016, Michael Linn, former consultant, incurred $14,250 of salary and professional fees.

During the year ended September 30, 2016, certain former Directors incurred Directors Fees in the sum of $10,000.

During the year ended September 30, 2017, certain former Director incurred a finder’s fee in the sum of $10,000.

During the year ended September 30, 2017, certain former Directors incurred Directors Fees in the sum of $60,200.

During the year ended September 30, 2017, Michael Linn, former consultant, incurred $28,000 of consulting fees – related party.

During the year ended September 30, 2017, Scott VanderMeer, interim consultant, incurred $22,000 of consultant fees – related party.

International Infusion LP and Infusion 51a LP (Related Party)

Between November 16, 2016 and December 31, 2016, the Company entered into various convertible promissory notes (collectively, the “Nov 2016 Notes”) with accredited investors (the “Nov 2016 Investors”) pursuant to which the Nov 2016 Investors purchased an aggregate principal amount of $481,000 of Original Issue Discount Senior Secured Convertible Notes for an aggregate purchase price of $370,000. The Nov 2016 Notes bear interest at 8% and mature on January 15, 2018. The Nov 2016 Note will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.15, subject to adjustment.

Infusion 51a LP (Related Party)

Between June 19, 2017 and August 25 2017, the Company entered into a securities purchase agreement (the “Agreement”) with an accredited investor (the “June 2017 Investor”) pursuant to which the June 2017 Investor purchased a Senior Secured Convertible Note for an aggregate purchase price of $375,000 (the “June 2017 Note”). The June 2017 Notes bear interest at 8% and mature thirty-six months from the date of issuance. The June 2017 Notes will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.06 per share, subject to adjustment (“June 2017 Initial Conversion Price”). Upon an investment of an additional $25,000 by the June 2017 Investor or another financier approved by the June 2017 Investor, bringing the total investment under the terms of the June 2017 Note to a minimum of $400,000, the Preferred Stock issued pursuant to the Exchange Agreement described above shall be cancelled. In connection with the Agreement, the June 2017 Investor received an aggregate of 750,000 shares of common stock (the “June 2017 Commitment Shares”), a warrant to purchase such number of shares of common stock equal to 200% of their subscription amount divided by the June 2017 Initial Conversion Price (the “June 2017 Warrant”) and a purchase right to purchase such number of shares of common stock equal to 800% of their subscription amount divided by the June 2017 Initial Conversion Price (the “June 2017 Right”). The June 2017 Note, June 2017 Commitment Shares, June 2017 Warrant and June 2017 Purchase Right are collectively referred to herein as the “June 2017 Investment”. The June 2017 Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.06. The June 2017 Right is exercisable beginning on the eighteen (18) month anniversary of the date of issuance until the five-year anniversary of the date of issuance at an initial exercise price of $0.06. The securities purchase agreement entered into with the June 2017 Investor limited the size of the June 2017 Investment to a total of $750,000.

On August 25, 2017 the Company entered into a binding letter of intent with the June 2017 Investor and the August 2017 Investor (the “Investors”) whereby the parties agreed that the offering documents would be amended to add an additional conversion feature wherein the June 2017 Investment could be exchanged and/or converted into a class of the Company’s preferred stock to be created (the “Preferred Stock”) that is convertible into the equivalent of 49.99% of the then outstanding common stock of the Company pro-rata on an as converted basis based upon a total investment of $750,000 into the June 2017 Investment. The Preferred Stock shall also have the right to vote alongside the common stock on an as converted basis. The ability of the Investors to convert the June 2017 Investment into Preferred Stock is subject to the execution of definitive documentation between the parties. As of September 30, 2017, exactly $525,000 has been invested into the June 2017 Investment.

NOTE 11 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended September 30,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforward	$9,170,789	$5,412,924
Stock-based compensation	2,758,567	497,325
Marketable Securities	-	-
Total deferred tax assets	11,929,356	5,910,249

Valuation allowance	(11,929,356)	(5,910,249)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$(6,019,107)	$(4,322,689)

	For The Years Ended September 30,
	2017	2016
Federal:
Current	$-	$-
Deferred	5,193,887	3,730,054

State and local:
Current	-	-
Deferred	825,220	592,632
	6,019,107	4,322,689
Change in valuation allowance	(6,019,107)	(4,322,689)
Income tax provision (benefit)	$-	$-

The income tax provision (benefit) consists of the following:

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended September 30,
	2017	2016
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	-%	-%
Permanent differences	-%	-%
True up of deferred tax asset	-%	-%
Change in valuation allowance	34.0%	34.0%
Effective income tax rate	0%	0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At September 30, 2017 and 2016, the Company had $9,170,789 and $5,412,924, respectively, of both federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire 20 years from the filing of the Company’s federal returns. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations in the event of a greater than 50% ownership change.

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

At any time on or after the Effective Date and until the Company’s 2019 annual meeting of stockholders, the Investors, jointly and severally, shall have the exclusive right, voting separately as a class, to elect up to six (6) directors (each director, an “Investor Director”). A Preferred Director so elected shall serve for a term of one year and until his successor is elected and qualified. An Investor Director may, during his or her term of office, be removed at any time, with or without cause, by and only by the affirmative vote, at a special meeting of holders of Series A Preferred Stock called for such purpose. Any vacancy created by such removal may also be filled at such meeting or by such consent for the remainder of such initial one-year term. At any time on or after the Effective Date and until the Company’s 2019 annual meeting of stockholders, Infusion 51a, LP (“Infusion”) shall have the right to elect up to three (3) directors (each director, an “Infusion Director”). An Infusion Director so initially elected shall serve for a term of one year and until his successor is elected and qualified. Any vacancy in the position of an Infusion Director may be filled only by the affirmative vote of Infusion. An Infusion Director may, during his or her term of office, be removed at any time, with or without cause. Any vacancy created by such removal may also be filled by Infusion for the remainder of such initial one-year term.

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

.

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

