Form 10-Q
period 2017-12-31
Avant Diagnostics, Inc
filed 2018-12-28
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission file number: 000-54004

AVANT DIAGNOSTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-4751804
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1050 30th Street NW Suite 107
Washington DC	20007
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the Registrant’s common stock, par value $0.00001 per share, at November 15, 2018 was 336,957,722.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

December 31, 2017

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this annual report, except as may be required under applicable securities laws.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	50,967	$1,348
Accounts receivable	-	-
Prepaid expenses	-	-
Total current assets	50,967	1,348
Non-current Assets
Intellectual Property	4,969,520	5,078,060
Website development cost, net	3,984	4,250
Other Assets	26,560	46,560
Patent costs, net	95,894	98,987
Total non-current assets	5,095,958	5,227,857
Total Assets	5,146,926	$5,229,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,207,544	$1,106,607
Accrued expenses	619,086	542,340
Accrued payroll and benefits	294,937	277,175
Convertible notes payable	-	-
Convertible notes payable to related party	400,000	400,000
Derivative liability	1,857,180	1,926,800
Total current liabilities	4,378,747	4,252,921
Total Liabilities	4,378,747	4,252,921

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B preferred stock $0.001 par value; 3,000 and -0- shares outstanding as of December 31, 2017 and September 30, 2017 respectively	-	-
Common Stock ($0.00001 par value), 450,000,000 shares authorized; 306,865,649 and 303,927,098 shares outstanding as of December 31, 2017 and September 30, 2017, respectively	3,069	3,040
Additional paid-in capital	32,191,436	32,132,294
Accumulated deficit	(31,426,327)	(31,159,051)
Total Stockholders’ Equity	768,179	976,283
Total Liabilities and Stockholders’ Equity	5,146,926	$5,229,205

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended December 31
	2017	2016
Revenue	-	$242,021
Cost of revenue	-	22,963
Gross profit	-	219,058

Operating expenses:
Selling, general and administrative	247,832	443,290
Amortization Fees	-	-
Research and development	-	-
Research and development - license acquired	-	-
Professional fees	112,804	4,806,763
Merger costs	-	-
Total operating expenses	360,635	5,250,053
Loss from operations	(360,635)	(5,030,994)

Other income
Interest income	-	-
Gain on other comprehensive income	37,478	-
Total other expense	37,478	-

Other expense
Interest expense	33,738	372,928
Loss on change in fair value of derivative	(89,620)	689,047
Total other expense	(55,882)	1,061,975

Net Loss	(267,276)	$(6,092,969)

Loss per Share:
Basic and diluted net loss per common share outstanding	(0.00)	$(0.04)
Basic and diluted weighted average number of common shares outstanding	200,361,619	162,466,478

Comprehensive loss:
Net loss	(267,276)	$(6,092,969)
Unrealized loss on available for sale securities	-	-
Comprehensive loss	(267,276)	$(6,092,969)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2017

(unaudited)

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at September 30, 2017	-	$-	303,927,098	$3,040	$32,132,294	$(31,159,051)	$976,283
Sale of common stock	-		-	-		-	-
Sale of Preferred Stock	-		-	-	-	-	-
Common stock issued for services	-	-	2,938,551	29	59,142	-	59,171
Stock based compensation	-		-	-	-	-	-
Common stock issued to pay debt to officer	-	-	-	-	-		-
Adjustment related to prior period	-	-	-	-	-	-	-
Reclass derivative liability to equity upon note payments	-	-	-	-	-	-	-
Net loss	-	-	-	-		(267,276)	(267,276)
Balances at December 31, 2017	-	$-	306,865,649	$3,069	$32,191,436	$(31,426,327)	$768,179

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(267,276)	$(6,092,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,899	111,898
Amortization of debt discounts	-	(4,426)
Amortization of patent and web design costs
Research and development - license acquired	-	-
Stock-based compensation expenses	59,171	4,660,599
Loss on change in fair value of derivatives	(69,620)	1,854,742
Changes in operating assets and liabilities:
Accounts receivable	-	(130,891)
Prepaid Expenses	-	4,096
Accounts payable	100,937	-
Accrued payroll and benefits	-	-
Due to related party	17,762	75,880
Accrued liabilities	76,746	22,270
Net cash used in operating activities	29,619	501,199

Cash Flows from Investing Activities:
Cash acquired with acquisition of Theranostics Health, Inc. assets	-
Licensing costs	-	(15,127)
Other Assets	20,000	(227,521)
Website development costs	-	-
Net cash provided by (used in) investing activities	20,000	(242,648)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	-	1
Proceeds from convertible notes payable	-	(185,661)
Proceeds from convertible notes payable, related party	-	-
Net cash provided by financing activities	-	(185,660)

Net increase in cash	49,619	72,892
Cash at beginning of period	1,348	851
Cash at end of period	$50,967	$73,743

Supplemental disclosure of noncash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$-	$-
Effect of recapitalization	$-	$-
Shares issued in settlement of related party debt	$-	$-
Reclass derivative liability to equity upon note payment	$-	$-

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Avant Diagnostics, Inc. (“Avant”, “we” or the “Company”) was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation”. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations. The Company underwent a change in management in January 2010. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects. During 2014, the Company wound down its oil and natural gas operations and decided to complete a reverse recapitalization with Avant Diagnostics, Inc., a Nevada Corporation established in 2009.

The Company is a commercial-stage molecular data-generating company that focuses on the development and commercialization of a series of proprietary data-generating assays that provide important actionable information for physicians and patients in the areas of oncology. Avant was originally named Arrayit Diagnostics, Inc. which was formed as a majority owned subsidiary of Arrayit Corporation (“Arrayit”) through a technology transfer in July 2009. In January 2013, the Company effected a name change to Avant Diagnostics, Inc.

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

As of December 31, 2017, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

Recent Developments

During the fiscal year ended September 30, 2017, the Company curtailed its operations as a result of its limited operating capital. Since the end of the fiscal year ended September 30, 2017 through September 30, 2018, we have focused on executing our business plan by commercializing our proprietary data-generating technology in the area of oncology, as well as focusing on the relocation and opening of a revenue producing CAP/CLIA laboratory. The Company is focused on improving revenues in the pharma services business by acquiring customers with oncology-focused preclinical and clinical drug development programs. The Company is establishing business relationships with pharmaceutical companies in early and late stage clinical development.

In connection with the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”) the Company acquired a CLIA laboratory located in Gaithersburg, Maryland. THI is a leading developer of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. THI has used these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. THI is also providing these testing capabilities to clinical oncologists to advance personalized medicine through its TheraLink® data-generating assays.

As a result of the cost cutting measures taken during the fiscal year ended September 30, 2017, the Company substantially curtailed the use of the CLIA laboratory. As a result of these cost cutting measures, the Company was unable to timely make certain payments on the terms of the lease. As a result, the Company defaulted on its lease at the location of the Maryland laboratory and the landlord held the equipment located in the facility as collateral for amounts owed under the lease. AVDX Investors Group, LLC (“AVDX”), an entity controlled by Jeff Busch, our Executive Chairman (“Busch”) loaned the Company the capital to purchase the equipment. The note issued to AVDX is a demand promissory note that bears no interest and is secured by the equipment. During the fiscal year ended September 30, 2018, AVDX, Busch and his affiliated entities also loaned and/or paid certain obligation amounts on behalf of the Company.

Once the Company reacquired the equipment for the laboratory, management undertook a review of the Company’s current operations and decided to move the CLIA laboratory from Maryland to Golden, Colorado (the “New Lab”) In connection with the relocation to the New Lab, the Company executed a lease, built out the space for the New Lab and moved the equipment from Maryland to Colorado. In connection with this relocation, management, in consultation with scientists from George Mason University, the licensor of the Company’s Theralink® technology (“Licensor”), evaluated the status of the Company’s equipment. It was determined that the equipment was not properly maintained and was left in poor working order. As a result, the Company had to spend approximately $152,376 during the fiscal year ended September 30, 2018 to have the equipment fixed for the New Lab so the Licensor could assist management with the set up and validation of the equipment to be used for the technology. The Company continues to build out the lab and plans to have it operational during the fiscal year ended September 30, 2019.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of December 31, 2017 and the condensed consolidated results of its operations and cash flows for the three months ended December 31, 2017. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the operating results for the full year ending September 30, 2018, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of September 30, 2017 and for the year then ended, which was filed with the Securities and Exchange Commission on Form 10-K on December 5, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of December 31, 2017, the Company had an accumulated deficit of $31.43 million. During the three months ended December 31, 2017 and 2016, the Company incurred net losses of $267,276 and $6,092,969 respectively, and cash used in operating activities of $29,619 and $501,199, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and AVDX. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company’s significant estimates include the valuation of derivative liabilities, useful lives of long-lived assets, the valuation of debt and equity instruments, the valuation allowance relating to stock-based compensation and the Company’s deferred tax assets. Actual results could differ from those estimates.

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

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and record the reimbursement as revenues. As of December 31, 2017, and September 30, 2017, deferred revenue was $-0- and $-0-, respectfully.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2017 and September 30, 2017, allowance for doubtful accounts was $-0-.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Lab equipment	3 to 7 years

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three months ended December 31, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31, 2017	December 31, 2016

Shares issued upon conversion of convertible notes and accrued interest	-	-

Intangible Assets

The Company’s intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patents for its worldwide exclusive licensed rights to OvaDx, a diagnostic screening test for the early detection of ovarian cancer which the Company is reviewing to assess the commercialization plan. The carrying value of December 31, 2017 and September 30, 2017 was $1,292,000 and $1,334,000, respectively.

Intellectual property acquired from THI have led to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. The Company uses these proteomic technologies to help support the drug development programs of most major pharmaceutical and biotechnology drug development companies. The carrying value of December 31, 2017 and September 30, 2017 was $3,678,000 and $3,745,000, respectively.

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

The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2017 are as follows (in thousands, except year amounts):

Description	Book Value as of September 30, 2017	Additions during the year	Total after Additions	Remaining life In years	Amortization Expense for the Quarter Ended December 31, 2017	Book Value as of December 31, 2017
License Rights to OvaDx	1,334	-	1,334	9	42	1,292
THI Acquisition on May 11, 2016	3,745	-	3,745	15	67	3,678
Website development cost	4	-	4	5	0	4
Patent costs	99	-	99	9	3	96
	5,181		5,181		112	5,069

The Company incurred amortization expense associated with its finite-lived intangible assets of $112,000 for the three months ended December 31, 2017.

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

The Company assesses classification of its common stock purchase warrants, if any, and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free-standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of December 31, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2017-18 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt ASU 2016-18 including retrospective adoption for all prior periods. The impact of the adoption of ASU 2016-18 is the addition of a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet and was not material to the results.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

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

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company adopted this guidance as of September 30, 2017.

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

Financial liabilities as of December 31, 2017 measured at fair value on a recurring basis are summarized below:

The Company determined that certain conversion option related to convertible notes issued did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise price was subject to adjustment based on certain subsequent equity transactions that would change the exercise price, the Company elected to use a lower reset provision. Accordingly, the Company was required to record such conversion option as a derivative liability and mark such derivative to fair value each reporting period. Such instrument was classified within Level 3 of the valuation hierarchy. For the purpose of calculating the potential embedded derivatives, the Company utilized an estimated conversion price of $0.02 to $0.05 in estimating the fair value of the conversion option.

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the three months December 31, 2017:

	At Inception	December 31, 2017

Common Stock Estimated Fair Value	$0.05	0.02 to 0.05
Conversion Price per share	0.05-0.10	0.06-0.15
Conversion Shares	3,125,000	0
Call Option Value	0.0104 to 0.0226	0.006 to 0.11
Dividend Yield	0.00%	0.00%
Volatility	120.00%	65.60%
Risk-free Interest rate	0.68%	0.94 to 1.50%
Contractual Term	0.75 to 1.00 years	0.04 to 2.68 years

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

Significant observable and unobservable inputs include stock price, exercise price, annual risk-free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company’s condensed consolidated statements of operations and comprehensive loss.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the three months ended December 31, 2017:

Balance - Beginning of period	$1,926,800
Aggregate fair value of derivative instruments issued	20,000
Transfers out upon payoff of notes payable	-
Change in fair value of derivative liabilities	(89,620)
Balance - End of period	$1,857,180

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The board of directors authorized the following issuances of stock for services. The Company evaluated in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”:

During the three months ended December 31, 2017, the Company issued 40,000 restricted shares of common stock for bonus shares to a note for a fair value of $1,200.

During the three months ended December 31, 2017, the Company issued 2,898,551 restricted shares of common stock to Amarantus BioScience Holdings, Inc. converting part of their contingency liability for legal settlement for a fair value of $57,971.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of December 31, 2017, except as discussed below.

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

On or about September 16, 2017, Memory DX, LLC (“MDX”) filed a lawsuit against Amarantus Biosciences Holdings, Inc. (“AMBS”), Amarantus Bioscience Holdings, Inc., Amarantus Diagnostics, Inc., the Company and Avant Diagnostics Acquisition Corporation, et al (collectively the “Defendants”) in the Superior Court of the State of Arizona, County of Maricopa (Case Number CV2017-015026) (the “AZ Court”). On or about December 14, 2017, a default judgment (the “Default Judgment”) was rendered in the Court against the Defendants. On or about February 15, 2017, MDX and the Defendants entered into a settlement agreement related to the satisfaction of the Default Judgment. On May 25, 2017, the parties entered into an amended and restated settlement agreement pursuant to which in consideration for fully satisfying the Default Judgment, the Company paid MDX $30,000, (the “Initial Cash Amount”). In addition, the Company agreed to pay MDX an aggregate of $175,000 by July 30, 2017 (the “Additional Cash Amount” and together with the Initial Cash Amount, the “Cash Consideration”). If the Additional Cash Amount was not paid by July 30, 2017, the Company agreed to pay MDX $20,000 per month beginning August 30, 2017 in full satisfaction of the Additional Cash Amount. On September 19, 2017, the parties entered into a second amended and restated settlement agreement pursuant to which in consideration for fully satisfying the Default Judgment, the Company agreed to provide MDX the following: (i) an aggregate of $250,000 (the “Cash Consideration”) payable as follows: (i) $35,000 which has been previously paid, (ii) $3,500 which was paid upon execution of the agreement (iii) $2,000 which will be payable on the last calendar day of each month for October and November 2017, (iv) $5,000 which will be payable on the last calendar day for December 2017 and each of January and February 2018 and (v) $10,000 which will be payable on the last calendar day of each month until the full consideration is paid. Notwithstanding the foregoing, upon the sale by the Company of its equity securities in a single offering for aggregate gross proceeds of at least $7,500,000 (the “Qualified Offering”) after the date of the agreement, the Company will pay any remaining amount of the Cash Consideration then outstanding upon the final closing of such Qualified Offering. The Company previously issued to MDX 5,000,000 restricted shares of common stock (the “Initial Shares”) on or prior to the date of the amended agreement as partial consideration for the Default Judgment. In addition, the Company agreed to issue MDX an additional 5,000,000 restricted shares of common stock (the “Additional Shares”). Within three (3) business days of the issuance of the Additional Shares, MDX shall take all necessary action to withdraw the recorded Default Judgment. The Default Judgment shall be set aside without prejudice. Upon a default of the obligations to timely pay the Cash Consideration, after written notice and five (5) business days to cure, MDX will be entitled to reinstate the Default Judgment. MDX shall assign the License Agreement between MDX and University of Leipzig dated May 22, 2013, as amended, to the Company, as well as assign the Asset Purchase Agreement between MDX and AMBS to the Company upon final settlement of this matter.

On or about January 23, 2017, Ellenoff Grossman & Schole LLP (“EGS”) filed a complaint (the “EGS Complaint”) in the Supreme Court of the State of New York, County of New York (the “Court”), Case No. 650328/2017, against the Company alleging, among other things, breach of contract, account stated and quantum meruit. On or about June 19, 2017, the Company entered into a settlement agreement with EGS settling all of the allegations set forth in the EGS Complaint. The settlement agreement provides (a) a release of all claims by both parties, and (b) payment of $40,000 to EGS in 10 equal installments. On October 11, 2017, EGS notified the Company that is was in default under the terms of the settlement agreement.

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

On or about June 27, 2017, Sichenzia Ross Ference Kesner LLP (“SRFK”) filed a complaint (the “SRFK Complaint”) in the Court, Case No. 654465/2017, alleging, among other things, breach of contract, account stated, quantum meruit and unjust enrichment against the Company, in connection with a retainer agreement, dated March 8, 2016, by and between the Company and SRFK (the “Agreement”). SRFK is seeking, among other things, compensatory damages in excess of $120,110, legal fees, interest and such other relief as the Court deems just and proper. On July 23, 2018, a default judgment was entered against the Company in the amount of $120,110 plus costs and disbursements. The Company does not believe it was ever properly served by SRFK. The Company denies the material allegations of the SRFK Complaint and intends to vigorously defend itself in this action. The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matter stated above or otherwise.

On or about August 7, 2017, Clear Financial Solutions, Inc. (“CFS”) and Steven Plumb (collectively with CFS, the “Texas Plaintiffs”) filed a complaint (the “Texas Complaint”) in the 129th Judicial District Court of Harris County, Texas (the “Texas Court”), Case No. 2017-52184, against the Company, Gregg Linn, the Company’s former CEO, Signature Stock Transfer, Inc., the Company’s former transfer agent, and Jason Bogutski, the CEO of the Company’s former transfer agent (collectively, the “Texas Defendants”), alleging, among other things, breach of contract, promissory estoppel, quantum meruit, tortious interference and violations of Nevada law against the Texas Defendants, in connection with the failure to remove the legend on restricted stock held by CFS. The Texas Plantiffs are seeking, among other things, damages in legal fees, interest and such other and further relief to which the Texas Plaintiffs may be entitled at law or in equity. The Company denies the material allegations of the Texas Complaint and is vigorously defending itself in this action. The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matter stated above or otherwise.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had accrued expenses due to current and former officers, consisting mainly of salary and expenses. As of December 31, 2017 and September 30, 2017, accrued payroll and benefits due to officers were $294,937 and $277,175, respectively.

The following professional fees for the three months ended December 31, 2017 were incurred by Philippe Goix, the Company’s former CEO:

For the Three
Months ended
December 31, 2017
Auto Allowance	$-
Consultant- Related Party	29,000
Insurance Expense	-
Payroll Expenses	-
Travel Expenses	3,347
Cell Phone Expense	$-
Total	$32,347

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

During the three months ended December 31, 2017, Scott VanderMeer, acting CFO, incurred $21,000 of consultant fees – related party.

Infusion 51a LP - Related Party

On October 6, 2017, the Company entered into a securities purchase agreement with the Infusion 51a LP (“Investor”) pursuant to which the Investor purchased $20,000 of notes and warrants for an aggregate purchase price of $20,000 on the same terms as the investment made in June and August 2017 (the “Investment”). The notes bear interest at 8% and mature thirty-six months from the date of issuance. The notes will be convertible at the option of the holder at any time into shares of common stock, at $0.06. In connection with the agreement, the Investor received an aggregate of 40,000 shares of common stock as commitment shares, a warrant to purchase such number of shares of common stock equal to 200% of their subscription amount divided by the conversion price and a purchase right to purchase such number of shares of common stock equal to 800% of their subscription amount divided by the June conversion price. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.06. The purchase right is exercisable beginning on the eighteen (18) month anniversary of the date of issuance until the five-year anniversary of the date of issuance at an initial exercise price of $0.06.

NOTE 9 – SUBSEQUENT EVENTS

On March 30, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Amarantus Bioscience Holdings, Inc., a Nevada corporation (“AMBS”) pursuant to which the Company sold all intellectual property related to its MSPrecise®, Lympro®, and NuroPro® assets to AMBS in exchange for, among other things, the following: (i) cancellation of all principal, interest and other amounts owed to AMBS pursuant to those certain promissory notes issued on February 28, 2017 (which was assumed by the Company in connection with that certain asset purchase agreement, dated May 11, 2017, by and between the Company and Theranostics Health, Inc.) and March 7, 2017 (of which $100,000 has been paid to date), (ii) assumption by AMBS of $322,500 of contingent liabilities assumed by the Company pursuant to the terms of that certain share exchange agreement, dated May 11, 2017, by and between the Company and AMBS (the “Exchange Agreement”), (iii) the issuance by AMBS of 1,000,000 shares of its common stock to the Company, subject to a lock-up period substantially similar to the lock-up period described below and (iv) the issuance of approximately 30,092,743 shares by the Company to AMBS in satisfaction of all remaining amounts owed to AMBS pursuant to the terms of the Exchange Agreement, subject to the lockup period described below (the “Transaction”). The Transaction closed upon the execution of the Purchase Agreement. The Company issued an aggregate consideration of 30,092,743 shares of its common stock for the Transaction (the “Consideration”). Each share of Company common stock received in connection with the Transaction shall be subject to a lock-up beginning on the Effective Date and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Purchase Agreement) or (iii) written consent of the Company, at the Company’s sole discretion.

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

On the Effective Date, the Company entered into an exchange agreement (collectively, the “2017 Investors Exchange Agreement”) with the investors who purchased convertible promissory notes between November 2017 and January 2017 (the “2017 Notes”) for an aggregate principal amount of $786,500 (the “2017 Investors”). Pursuant to the terms of the 2017 Investors Exchange Agreement, the Company agreed to exchange (i) the principal amount due under the 2017 Notes in exchange for an aggregate of (i) 323,323 shares of Series A Preferred Stock having an aggregate value of $323,323 and (ii) approximately 3,324,065 shares of series B convertible preferred stock having an aggregate value of approximately $498,610 (the “Series B Preferred Stock”) and (iii) exchange for the issuance of new promissory note due twenty-four (24) months from the Effective Date in the aggregate principal amount of $47,259 (the “New 2017 Investor Note”). The New 2017 Investor Note shall bear interest at 12% per annum and has mandatory payments of $2,000 every 30 days until paid in full starting June 25, 2018. In connection with the 2017 Investors Exchange Agreement, the 2017 Investors have agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the 2017 Notes after March 31, 2018.

On the Effective Date, the Company entered into an exchange Agreement (the “Coastal Exchange Agreement”) with Coastal Investment Partners, LLC (“Coastal”). Pursuant to the terms of the Coastal Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note dated July 6, 2017 plus accrued but unpaid interest and default and other amounts due and payable under such notes, which was $305,664 as of the Effective Date (the “Coastal Notes”) in exchange for (i) 192,832 shares of Series A Preferred Stock having an aggregate value of $192,832 and (ii) the issuance of new convertible promissory notes due eighteen (18) months from the Effective Date in the aggregate principal amount of $192,832 (the “New Coastal Note”). The New Coastal Note shall bear interest at 8% per annum and is convertible into shares of the Company’s common stock at $0.015 per share, subject to adjustment. Coastal has contractually agreed to restrict their ability to convert the New Coastal Note such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. In connection with the Coastal Exchange Agreement, Coastal agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the Coastal Notes after March 31, 2018. In addition, Coastal entered into a termination agreement with the Company pursuant to which as of the Effective Date, (i) the securities purchase agreements and pledge agreements entered into with Coastal (the “Coastal Prior Agreements”) were terminated in their entirety and shall have no further force or effect, (ii) the security interests granted by the pledge agreement were terminated and shall have no further force or effect and (iii) neither party shall have any further rights or obligations under the Coastal Prior Agreements. Coastal also authorized the Company or its representatives to take all actions as they determine in their sole discretion to discharge and release any and all security interests, pledges, liens, and other encumbrances held by it on the Company’s assets.

On the Effective Date, the Company entered into an exchange agreement (the “Black Mountain Exchange Agreement”) with Black Mountain Equity Partners LLC (“Black Mountain”). Pursuant to the terms of the Black Mountain Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note dated November 11, 2017 (the “Black Mountain Note”) in exchange for the issuance of new promissory note due twelve (12) months from the Effective Date in the aggregate principal amount of $20,000 (which includes a prepayment amount of $5,000 made on the Effective Date) (the “New Black Mountain Note”). The New Black Mountain Note shall bear interest at 12% per annum and has mandatory payments of $5,000 every 90 days until paid in full. In connection with the Black Mountain Exchange Agreement, Black Mountain agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the Black Mountain Note after March 31, 2018.

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

On May 25, 2018, the Company entered into an employment agreement (the “Ruxin Agreement”) with Dr. Ruxin under which he will serve as Chief Executive Officer of the Company. The term of the Ruxin Agreement was effective as of May 25, 2018, continues until May 25, 2023 and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Under the terms of the Ruxin Agreement, Dr. Ruxin will receive an annual salary of $250,000. He is eligible to receive a cash bonus of up to 100% of his base salary. The bonus shall be earned upon the Company’s achievement of performance targets for a fiscal year to be mutually agreed upon by Dr. Ruxin and the board or a committee thereof. Additionally, following the adoption by the Company of an equity compensation plan and subject to approval of the board or a committee thereof, Dr. Ruxin shall receive (i) a one-time restricted stock unit award having a fair value of approximately $100,000 and which shall vest over a five year period following the date of grant and (ii) an option to purchase ten percent (10%) of the outstanding shares of the Company (calculated on the date of grant), which shall vest over a five-year period following the date of grant and expire on the tenth anniversary of the date of grant. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

Dr. Ruxin is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Dr. Ruxin’s termination of employment is the result of termination by the Company without Cause (as defined in the Ruxin Agreement) with Good Reason (as defined in the Ruxin Agreement) or as a result of a non-renewal of the term of employment under the Ruxin Agreement, Dr. Ruxin shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 2.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control (as defined in the Ruxin Agreement), the Severance Multiple shall mean 3.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Dr. Ruxin prior to the date of termination and he shall be entitled to reimbursement of any COBRA payment made during the 18-month period following the date of termination.

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

On May 25, 2018, the Company entered into an employment agreement (the “Busch Agreement”) with Mr. Busch under which he will serve as Executive Chairman of the Company. The term of the Busch Agreement was effective as of May 25, 2018, continues until May 25, 2023 and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Under the terms of the Busch Agreement, Mr. Busch will receive an annual salary of $30,000, which amount shall be automatically increased to $120,000 on the first anniversary of the date of the Busch Agreement. He is eligible to receive a discretionary cash bonus at the option of the board based on their evaluation of his performance of duties and responsibility. Additionally, following the adoption by the Company of an equity compensation plan and subject to approval of the board or a committee thereof, Mr. Busch shall receive (i) a one-time restricted stock unit award having a fair value of approximately $100,000 and which shall vest over a five year period following the date of grant and (ii) an option to purchase ten percent (10%) of the outstanding shares of the Company (calculated on the date of grant), which shall vest over a five-year period following the date of grant and expire on the tenth anniversary of the date of grant. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

Mr. Busch is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Mr. Busch’s termination of employment is the result of termination by the Company without Cause (as defined in the Busch Agreement) with Good Reason (as defined in the Busch Agreement) or as a result of a non-renewal of the term of employment under the Busch Agreement, Mr. Busch shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 2.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control (as defined in the Busch Agreement), the Severance Multiple shall mean 3.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Mr. Busch prior to the date of termination and he shall be entitled to reimbursement of any COBRA payment made during the 18-month period following the date of termination.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;
●	our inability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	if we are unable to successfully acquire, develop or commercialize new products;
●	our expenditures not resulting in commercially successful products;
●	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;
●	the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and
●	other factors discussed under the section entitled “Risk Factors” set forth in our Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, “Avant” or the “Company” refer to Avant Diagnostics, Inc. and its subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

During the fiscal year ended September 30, 2017, the Company curtailed its operations as a result of its limited operating capital. Since the end of the fiscal year ended September 30, 2017 through September 30, 2018, we have focused on executing our business plan by commercializing our proprietary data-generating technology in the area of oncology, as well as focusing on the relocation and opening of a revenue producing CAP/CLIA laboratory. The Company is focused on improving revenues in the pharma services business by acquiring customers with oncology-focused preclinical and clinical drug development programs. The Company is establishing business relationships with pharmaceutical companies in early and late stage clinical development.

In connection with the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”) the Company acquired a CLIA laboratory located in Gaithersburg, Maryland. THI is a leading developer of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. THI has used these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. THI is also providing these testing capabilities to clinical oncologists to advance personalized medicine through its TheraLink® Data-generating assays.

As a result of the cost cutting measures taken during the fiscal year ended September 30, 2017, the Company substantially curtailed the use of the CLIA laboratory. As a result of these cost cutting measures, the Company was unable to timely make certain payments on the terms of the lease. As a result, the Company defaulted on its lease at the location of the Maryland laboratory and the landlord held the equipment located in the facility as collateral for amounts owed under the lease. AVDX Investors Group, LLC (“AVDX”), an entity controlled by Jeff Busch, our Executive Chairman (“Busch”) loaned the Company the capital to purchase the equipment. The note issued to AVDX is a demand promissory note that bears no interest and is secured by the equipment. During the fiscal year ended September 30, 2018, AVDX, Busch and his affiliated entities also loaned and/or paid certain obligation amounts on behalf of the Company.

Once the Company reacquired the equipment for the laboratory, management undertook a review of the Company’s current operations and decided to move the CLIA laboratory from Maryland to Golden, Colorado (the “New Lab”) In connection with the relocation to the New Lab, the Company executed a lease, built out the space for the New Lab and moved the equipment from Maryland to Colorado. In connection with this relocation, management, in consultation with scientists from George Mason University, the licensor of the Company’s Theralink® technology (“Licensor”), evaluated the status of the Company’s equipment. It was determined that the equipment was not properly maintained and was left in poor working order. As a result, the Company had to spend approximately $152,376 during the fiscal year ended September 30, 2018 to have the equipment fixed for the New Lab so the Licensor could assist management with the set up and validation of the equipment to be used for the technology. The Company continues to build out the lab and plans to have it operational during the fiscal year ended September 30, 2019.

Results of Operations

Comparison of the Three Months Ended December 31, 2017 and the Three Months Ended December 31, 2016

Revenue

For three months ended December 31, 2017, total revenue was $-0- compared to $242,021 for the same period in fiscal 2016. The revenue for the three months ended December 31, 2016 was related to pharma projects and is comprised of performance under research and development contracts.

Cost of Revenue

Cost of revenue was $-0- or 0.0% of related sales for the three months ended December 31, 2017 giving us a gross profit of $-0- or 0.0%. The Company cost of revenue was $22,963 or 9.5% of related sales for the three months ended December 31, 2016 giving us a gross profit of $219,058 or 90.5%.

Operating Expenses

General and administrative expenses

General and administrative expenses decreased by $195,458 from $443,290 to $247,832 for the three months ended December 31, 2017, as compared to the same period in 2016. The overall decrease is primarily the result of less operating activities of THI net with reductions in service provider costs of Avant. In addition, during the current year, we amortized certain intangible assets and patents. As such, amortization was $111,899 for the three months ended December 31, 2017 as compared to $111,898 for the same period, last year.

Professional fees

Professional fee expenses decreased by $4,693,959 from $4,806,763 to $112,804 for the same period, respectively which was primarily due to the legal fees and consultant fees incurred in the current period. Common stock issued for professional services was expensed at the grant date stock price.

Interest expense

Interest expense during the three months ended December 31, 2017 was $33,738 compared to $372,928 for the three months ended December 31, 2016. Interest expense primarily consists of amortization of debt discounts and accrued interest incurred relating to our issued convertible notes payable. The debt discount amortization incurred during the three months ended December 2017 and 2016 was $-0- and $(4,426), respectively.

Loss on change in fair value of derivative

During three months ended December 31, 2017, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $69,620 on change in fair value of derivative liabilities for the three months ended December 31, 2017 and was $1,854,742 for the same period in 2016.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of:

	December 31, 2017	September 30, 2017
Current assets	$50,967	$1,348
Current liabilities	4,378,747	4,252,921
Working capital	$(4,327,780)	$(4,251,574)

Current assets increased by $49,619 from $1,348 to $50,967 for the three months ended December 31, 2017, as compared to September 30, 2017. The overall increase is primarily due to a loan from AVDX Investor Group, LLC during the three months ended December 31, 2017 and 2016 for net proceeds of $58,195 and $-0-, respectively.

The decline in the working capital deficit is primarily due to an increase in accounts payable, accrued payroll and benefits, accrued expenses, and a decrease in accrued interest and derivative liabilities offset by an increase of cash.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
Net cash used in operating activities	$29,619	$501,199
Net cash provided by (used in) investing activities	20,000	(242,648)
Net cash provided by financing activities	-	(185,660)
Change in cash	$49,619	$72,892

Total net cash decreased due to a decrease in cash provided by operating activities which was offset by changes in our operating assets and liabilities of $29,619, amortization and depreciation of $111,899, and with loss on change in derivative liability of $9,045 for the three months ended December 31, 2017. Net cash provided by investing activities for the three months ended December 31, 2017 compared to December 31, 2016 was primarily from licensing, other assets, and website development costs of $20,000 and ($242,648), respectively. Net cash provided by financing activities for the three months ended December 31, 2017 is due to net cash proceeds from the issuance of convertible notes and common stock of $-0- compared to ($185,660) for December 31, 2016.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception of approximately $31.43 million. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Requirements

Our plan of operation over the next 12 months is to:

●	Get current with the Securities and Exchange Commission;
●	Hire 2 Ph.D.’s to begin the staffing of the lab;
●	Open the laboratory under GLP compliance;
●	Begin the process for CAP/CLIA certification;
●	Continue on the road map towards a reimbursement code;
●	Hire a Chief Financial Officer;
●	Obtain contracts for pre-clinical and clinical research with biopharma companies;
●	Continue to seek financing to grow the company

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our former Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2017, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended December 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about September 16, 2017, Memory DX, LLC (“MDX”) filed a lawsuit against Amarantus Biosciences Holdings, Inc. (“AMBS”), Amarantus Bioscience Holdings, Inc., Amarantus Diagnostics, Inc., the Company and Avant Diagnostics Acquisition Corporation, et al (collectively the “Defendants”) in the Superior Court of the State of Arizona, County of Maricopa (Case Number CV2017-015026) (the “AZ Court”). On or about December 14, 2017, a default judgment (the “Default Judgment”) was rendered in the Court against the Defendants. On or about February 15, 2017, MDX and the Defendants entered into a settlement agreement related to the satisfaction of the Default Judgment. On May 25, 2017, the parties entered into an amended and restated settlement agreement pursuant to which in consideration for fully satisfying the Default Judgment, the Company paid MDX $30,000, (the “Initial Cash Amount”). In addition, the Company agreed to pay MDX an aggregate of $175,000 by July 30, 2017 (the “Additional Cash Amount” and together with the Initial Cash Amount, the “Cash Consideration”). If the Additional Cash Amount was not paid by July 30, 2017, the Company agreed to pay MDX $20,000 per month beginning August 30, 2017 in full satisfaction of the Additional Cash Amount. On September 19, 2017, the parties entered into a second amended and restated settlement agreement pursuant to which in consideration for fully satisfying the Default Judgment, the Company agreed to provide MDX the following: (i) an aggregate of $250,000 (the “Cash Consideration”) payable as follows: (i) $35,000 which has been previously paid, (ii) $3,500 which was paid upon execution of the agreement (iii) $2,000 which will be payable on the last calendar day of each month for October and November 2017, (iv) $5,000 which will be payable on the last calendar day for December 2017 and each of January and February 2018 and (v) $10,000 which will be payable on the last calendar day of each month until the full consideration is paid. Notwithstanding the foregoing, upon the sale by the Company of its equity securities in a single offering for aggregate gross proceeds of at least $7,500,000 (the “Qualified Offering”) after the date of the agreement, the Company will pay any remaining amount of the Cash Consideration then outstanding upon the final closing of such Qualified Offering. The Company previously issued to MDX 5,000,000 restricted shares of common stock (the “Initial Shares”) on or prior to the date of the amended agreement as partial consideration for the Default Judgment. In addition, the Company agreed to issue MDX an additional 5,000,000 restricted shares of common stock (the “Additional Shares”). Within three (3) business days of the issuance of the Additional Shares, MDX shall take all necessary action to withdraw the recorded Default Judgment. The Default Judgment shall be set aside without prejudice. Upon a default of the obligations to timely pay the Cash Consideration, after written notice and five (5) business days to cure, MDX will be entitled to reinstate the Default Judgment. MDX shall assign the License Agreement between MDX and University of Leipzig dated May 22, 2013, as amended, to the Company, as well as assign the Asset Purchase Agreement between MDX and AMBS to the Company upon final settlement of this matter.

On or about January 23, 2017, Ellenoff Grossman & Schole LLP (“EGS”) filed a complaint (the “EGS Complaint”) in the Supreme Court of the State of New York, County of New York (the “Court”), Case No. 650328/2017, against the Company alleging, among other things, breach of contract, account stated and quantum meruit. On or about June 19, 2017, the Company entered into a settlement agreement with EGS settling all of the allegations set forth in the EGS Complaint. The settlement agreement provides (a) a release of all claims by both parties, and (b) payment of $40,000 to EGS in 10 equal installments. On October 11, 2017, EGS notified the Company that is was in default under the terms of the settlement agreement.

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

On or about June 27, 2017, Sichenzia Ross Ference Kesner LLP (“SRFK”) filed a complaint (the “SRFK Complaint”) in the Court, Case No. 654465/2017, alleging, among other things, breach of contract, account stated, quantum meruit and unjust enrichment against the Company, in connection with a retainer agreement, dated March 8, 2016, by and between the Company and SRFK (the “Agreement”). SRFK is seeking, among other things, compensatory damages in excess of $120,110, legal fees, interest and such other relief as the Court deems just and proper. On July 23, 2018, a default judgment was entered against the Company in the amount of $120,110 plus costs and disbursements. The Company does not believe it was ever properly served by SRFK. The Company denies the material allegations of the SRFK Complaint and intends to vigorously defend itself in this action. The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matter stated above or otherwise.

On or about August 7, 2017, Clear Financial Solutions, Inc. (“CFS”) and Steven Plumb (collectively with CFS, the “Texas Plaintiffs”) filed a complaint (the “Texas Complaint”) in the 129th Judicial District Court of Harris County, Texas (the “Texas Court”), Case No. 2017-52184, against the Company, Gregg Linn, the Company’s former CEO, Signature Stock Transfer, Inc., the Company’s former transfer agent, and Jason Bogutski, the CEO of the Company’s former transfer agent (collectively, the “Texas Defendants”), alleging, among other things, breach of contract, promissory estoppel, quantum meruit, tortious interference and violations of Nevada law against the Texas Defendants, in connection with the failure to remove the legend on restricted stock held by CFS. The Texas Plantiffs are seeking, among other things, damages in legal fees, interest and such other and further relief to which the Texas Plaintiffs may be entitled at law or in equity. The Company denies the material allegations of the Texas Complaint and is vigorously defending itself in this action. The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matter stated above or otherwise.

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

On October 6, 2017, the Company issued an aggregate of 40,000 restricted shares of common stock for bonus shares to a note for a fair value of $1,200.

On November 11, 2017, the Company issued an aggregate of 2,898,551 restricted shares of common stock for legal settlement for a fair value of $57,971.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of January 15, 2017 the Company was in default on certain Senior Secured Notes.

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

AVANT DIAGNOSTICS, INC.

Date: December 28, 2018	By:	/s/ Mick Ruxin
Mick Ruxin, M.D.
Chief Executive Officer (Principal Executive Officer)