Form 10-Q
period 2018-03-31
Avant Diagnostics, Inc
filed 2019-01-09
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018

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

The number of outstanding shares of the Registrant’s common stock, par value $0.00001 per share, at December 12, 2018 was 336,957,722.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

March 31, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Balance Sheet
	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	67,644	$1,348
Accounts receivable	-	-
Prepaid expenses	-	-
Total current assets	67,644	1,348
Non-current Assets
Intellectual Property	4,860,981	5,078,060
Website development cost, net	3,719	4,250
Other Assets	-	46,560
Patent costs, net	92,801	98,987
Total non-current assets	4,957,500	5,227,857
Total Assets	5,025,144	$5,229,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,239,741	$1,106,607
Accrued expenses	585,389	542,340
Accrued payroll and benefits	233,137	277,175
Convertible notes payable	-	-
Convertible notes payable to related party	-	400,000
Derivative liability	1,857,355	1,926,800
Other Liabilities	287,500	-
Total current liabilities	4,203,121	4,252,922
Total Liabilities	4,203,121	4,252,922

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B preferred stock $0.001 par value; 3,000 and -0- shares outstanding as of March 31, 2018 and September 30, 2017 respectively	-	-
Common Stock ($0.00001 par value), 450,000,000 shares authorized; 336,957,722 and 303,927,098 shares outstanding as of March 31, 2018 and September 30, 2017, respectively	3,370	3,040
Additional paid-in capital	32,564,575	32,132,294
Accumulated deficit	(31,745,922)	(31,159,051)
Total Stockholders’ Equity	822,023	976,283
Total Liabilities and Stockholders’ Equity	5,025,144	$5,229,206

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended March 31		For the six months ended March 31,
	2018	2017	2018	2017
Revenue	-	$13,930	-	255,951
Cost of revenue	-	1,824	-	24,787
Gross profit	-	12,106	-	231,164

Operating expenses:
Selling, general and administrative	237,417	554,891	485,249	998,181
Amortization Fees	-	-	-	-
Research and development	-		-
Research and development - license acquired	-	-	-
Professional fees	126,821	91,397	239,625	4,898,160
Merger costs	-	-	-	-
Total operating expenses	364,238	646,288	724,874	5,896,341
Loss from operations	(364,238)	(634,183)	(724,874)	(5,665,177)

Other income
Interest income	-	-	-	-
Gain on other comprehensive income	-	-	37,478	-
Total other expense	-	-	37,478	-

Other expense
Interest expense	(44,817)	143,645	(11,080)	516,573
Loss on change in fair value of derivative	175	(429,637)	(89,445)	259,410
Total other expense	(44,643)	(285,992)	(100,525)	775,983

Net Loss	(319,596)	$(348,191)	(586,871)	(6,441,160)

Loss per Share:
Basic and diluted net loss per common share outstanding	(0.00)	$(0.00)	(0.00)	(0.04)
Basic and diluted weighted average number of common shares outstanding	200,765,128	176,007,933	200,723,906	175,944,679

Comprehensive loss:
Net loss	(319,596)	$(348,191)	(586,871)	(6,441,160)
Unrealized loss on available for sale securities	-	-	-	-
Comprehensive loss	(319,596)	$(348,191)	(586,871)	(6,441,160)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2018

(unaudited)

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at September 30, 2017	-	$-	303,927,098	$3,040	$32,132,294	$(31,159,051)	$976,283
Sale of common stock	-	-	-	-	-	-	-
Sale of Preferred Stock	-	-	-	-	-	-	-
Common stock issued for services	-	-	2,938,551	29	59,142	-	59,171
Stock based compensation	-	-	-	-	-	-	-
Common stock issued to pay debt	-	-	30,092,073	301	373,139	-	373,440
Adjustment related to prior period	-	-	-	-	-	-	-
Reclass derivative liability to equity upon note payments	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(586,871)	(586,871)
Balances at March 31, 2018	-	$-	336,957,722	$3,370	$32,564,575	$(31,745,922)	$822,023

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(586,871)	$(6,441,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223,796	223,840
Amortization of debt discounts	-	-
Amortization of patent and web design costs
Research and development - license acquired	-	-
Stock-based compensation expenses	59,472	4,758,150
Loss on change in fair value of derivatives	(69,445)	1,491,159
Changes in operating assets and liabilities:
Accounts receivable	-	5,068
Prepaid Expenses	-	-
Accounts payable	133,135	328,024
Accrued payroll and benefits	-	-
Other Liabilities	287,500	-
Due to related party	(44,038)	41,410
Accrued liabilities	43,049	44,952
Net cash used in operating activities	46,597	451,443

Cash Flows from Investing Activities:
Cash acquired with acquisition of Theranostics Health, Inc. assets	-	-
Licensing costs	-	(15,126)
Other Assets	46,560	(227,521)
Website development costs	-	-
Net cash provided by (used in) investing activities	46,560	(242,647)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	373,139	1
Proceeds from convertible notes payable	-	(200,087)
Proceeds from convertible notes payable, related party	(400,000)	-
Net cash provided by financing activities	(26,861)	(200,086)

Net increase in cash	66,296	8,709
Cash at beginning of period	1,348	851
Cash at end of period	$67,644	$9,560

Supplemental disclosure of noncash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$-	$-
Effect of recapitalization	$-	$-
Shares issued in settlement of related party debt	$-	$-
Reclass derivative liability to equity upon note payment	$-	$-

See accompanying notes which are an integral part of these condensed consolidated financial statements

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

As of March 31, 2018, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

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

In connection with the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”), the Company acquired a CLIA laboratory located in Gaithersburg, Maryland. THI is a leading developer of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. THI has used these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. THI is also providing these testing capabilities to clinical oncologists to advance personalized medicine through its TheraLink® data-generating assays.

As a result of the cost cutting measures taken during the fiscal year ended September 30, 2017, the Company substantially curtailed the use of the CLIA laboratory. As a result of these cost cutting measures, the Company was unable to timely make certain payments on the terms of the lease. As a result, the Company defaulted on its lease at the location of the Maryland laboratory and the landlord held the equipment located in the facility as collateral for amounts owed under the lease. AVDX Investors Group, LLC (“AVDX”), an entity controlled by Jeff Busch, our Executive Chairman (“Busch”), loaned the Company the capital to purchase the equipment. The note issued to AVDX is a demand promissory note that bears no interest and is secured by the equipment. During the fiscal year ended September 30, 2018, AVDX, Busch and his affiliated entities also loaned and/or paid certain obligations amounts on behalf of the Company.

Once the Company reacquired the equipment for the laboratory, management undertook a review of the Company’s current operations and decided to move the CLIA laboratory from Maryland to Golden, Colorado (the “New Lab”) In connection with the relocation to the New Lab, the Company executed a lease, built out the space for the New Lab and moved the equipment from Maryland to Colorado. In connection with this relocation, management, in consultation with scientists from George Mason University, the licensor of the Company’s Theralink technology (“Licensor”), evaluated the status of the Company’s equipment. It was determined that the equipment was not properly maintained and was left in poor working order. As a result, the Company had to spend approximately $152,209 during the fiscal year ended September 30, 2018 to have the equipment fixed for the New Lab, so the Licensor could assist management with the set up and validation of the equipment to be used for the technology. The Company continues to build out the lab and plans to have it operational during the fiscal year ended September 30, 2019.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2018 and the condensed consolidated results of its operations and cash flows for the six months ended March 31, 2018. The results of operations for the six months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending September 30, 2018, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of September 30, 2017 and for the year then ended, which was filed with the Securities and Exchange Commission on Form 10-K on December 5, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of March 31, 2018, the Company had an accumulated deficit of $31.75 million. During the six months ended March 31, 2018 and 2017, the Company incurred net losses of $586,871 and $6.44 million, respectively, and used cash in operating activities of $46,597 and $451,443, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and records the reimbursement as revenues. As of March 31, 2018, and September 30, 2017, deferred revenue was $-0- and $-0-, respectfully.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2018 and September 30, 2017, allowance for doubtful accounts was $-0-.

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

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the six months ended March 31, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31, 2018	March 31, 2017

Shares issued upon conversion of convertible notes	-	-

Intangible Assets

The Company’s intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patents for its worldwide exclusive licensed rights to OvaDx, a diagnostic screening test for the early detection of ovarian cancer which the Company is reviewing to assess the commercialization plan. The carrying value of March 31, 2018 and December 31, 2017 $ was $1,250,199 and $1,292,000, respectively.

Intellectual property acquired from the THI have led to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. The Company uses these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. The carrying value of March 31, 2018 and December 31, 2017 was $3,610,802 and $3,677,669, respectively.

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

The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2018 are as follows (in thousands, except year amounts):

	Book Value as of	Additions	Total after	Remaining life	Amortization Expense for the Quarter	Book Value as of
Description	December 31, 2017	during the year	Additions	In years	Ended March 31, 2018	March 31, 2018
License Rights to OvaDx	1,292	-	1,292	9	42	1,250
THI Acquisition on May 11, 2016	3,678	-	3,678	15	67	3,611
Website development cost	4	-	4	5	0	4
Patent costs	96	-	96	9	3	93
	5,069		5,069		112	4,958

The Company incurred amortization expense associated with its finite-lived intangible assets of $112,000 for the three months ended March 31, 2018.

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

The Company’s free-standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of March 31, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Financial liabilities as of March 31, 2018 measured at fair value on a recurring basis are summarized below:

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

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the six months March 31, 2018:

	At Inception	March 31, 2018

Common Stock Estimated Fair Value	$0.05	0.02 to 0.05
Conversion Price per share	0.05-0.10	0.06-0.15
Conversion Shares	3,125,000	0
Call Option Value	0.0104 to 0.0226	0.006 to 0.11
Dividend Yield	0.00%	0.00%
Volatility	120.00%	65.60%
Risk-free Interest rate	0.68%	0.94 to 1.50%
Contractual Term	0.75 to 1.00 years	0.04 to 2.68 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the six months ended March 31, 2018:

Balance - Beginning of period	$1,857,180
Aggregate fair value of derivative instruments issued	-
Transfers out upon payoff of notes payable	-
Change in fair value of derivative liabilities	175
Balance - End of period	$1,857,355

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2018 the Company had $1,668,525 in Notes Payable.

On October 6, 2017, the Company entered into a securities purchase agreement with Infusion 51a LP (“Investor”) pursuant to which the Investor purchased $20,000 of notes and warrants for an aggregate purchase price of $20,000 on the same terms as the investment made in June and August 2017 (the “Investment”). The notes bear interest at 8% and mature thirty-six months from the date of issuance. The notes will be convertible at the option of the holder at any time into shares of common stock, at $0.06. In connection with the agreement, the Investor received an aggregate of 40,000 shares of common stock as commitment shares, a warrant to purchase such number of shares of common stock equal to 200% of their subscription amount divided by the conversion price and a purchase right to purchase such number of shares of common stock equal to 800% of their subscription amount divided by the June conversion price. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.06. The purchase right is exercisable beginning on the eighteen (18) month anniversary of the date of issuance until the five-year anniversary of the date of issuance at an initial exercise price of $0.06.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The board of directors authorized the following issuances of stock for services. The Company evaluated in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”:

During the six months ended March 31, 2018, the Company issued 40,000 restricted shares of common stock for bonus shares to a note for a fair value of $1,200.

During the six months ended March 31, 2018, the Company issued 2,898,551 restricted shares of common stock to Amarantus BioScience Holdings, Inc. converting part of their contingency liability for legal settlement for a fair value of $57,971.

During the six months ended March 31, 2018, the Company issued 30,092,073 restricted shares of common stock to Amarantus BioScience Holdings, Inc to relinquish all convertible notes, accrued interest, and notes receivable for a fair value of $373,440.

On March 30, 2018, the Company issued an aggregate of 30,092,073 restricted shares of common stock to Amarantus BioScience Holdings, Inc to relinquish all convertible notes, accrued interest, and notes receivable for a fair value of $373,440.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had accrued expenses due to current and former officers, consisting mainly of salary and expenses. As of March 31, 2018 and September 30, 2017, accrued payroll and benefits due to officers were $233,137 and $277,175, respectively.

The following selling, general and administrative expenses for the six months ended March 31, 2018 were incurred by Scott VanderMeer :

For the Six Months
ended
March 31, 2018
Consultant- Related Party	$36,400
Due to Officers	196
Total	$36,596

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

During the six months ended March 31, 2018, Scott VanderMeer, acting CFO, incurred $36,400 of consultant fees – related party.

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

As soon as practicable after the final closing of the offering, the Company shall use commercially reasonable efforts to take all necessary actions and to obtain such approvals of the Company’s stockholders as may be required to increase the Company’s authorized shares of Common Stock such that the Company can issue all of the shares of Common Stock issuable upon completion of the restructuring and undertake a reverse stock split at such ratio where the number of shares of Common Stock outstanding after consummation of such reverse stock split shall be approximately 15,000,000 shares (the “Reverse Split”) before the exchange of the Series A Preferred Stock into shares of common stock (the “Stockholder Approval”). Until the consummation of the Reverse Split (as defined herein), the Investors appointed AVDX Investors Group, LLC (the “Investor Representative”) as its attorney-in-fact for the purpose of carrying out the Stockholder Approval.

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

Once the Company reacquired the equipment for the laboratory, management undertook a review of the Company’s current operations and decided to move the CLIA laboratory from Maryland to Golden, Colorado (the “New Lab”) In connection with the relocation to the New Lab, the Company executed a lease, built out the space for the New Lab and moved the equipment from Maryland to Colorado. In connection with this relocation, management, in consultation with scientists from George Mason University, the licensor of the Company’s Theralink® technology (“Licensor”), evaluated the status of the Company’s equipment. It was determined that the equipment was not properly maintained and was left in poor working order. As a result, the Company had to spend approximately $152,209 during the fiscal year ended September 30, 2018 to have the equipment fixed for the New Lab, so the Licensor could assist management with the set up and validation of the equipment to be used for the technology. The Company continues to build out the lab and plans to have it operational during the fiscal year ended September 30, 2019.

Results of Operations

Comparison of the Six Months Ended March 31, 2018 to the Six Months Ended March 31, 2017

Revenue

For six months ended March 31, 2018, total revenue was $-0- compared to $255,951 for the same period in fiscal 2017. The revenue for the six months ended March 31, 2017 was related to pharma projects and is comprised of performance under research and development contracts.

Cost of Revenue

Cost of revenue was $24,787 or 9.68% of related sales for the six months ended March 31, 2017 giving us a gross profit of $231,164 or 90.32%. We did not have revenue or cost of revenue for same period in 2018.

Operating Expenses

General and administrative expenses

General and administrative expenses decreased by $512,932 from $998,181 to $485,249 for the six months ended March 31, 2018, as compared to the same period in 2017. The overall decrease is primarily the result of no operating activities of THI, net with reductions in service provider costs of Avant. In addition, during the current year, we amortized certain intangible assets and patents. As such, amortization was $223,796 for the six months ended March 31, 2018 as compared to $223,840 for the same period, last year.

Professional fees

Professional fee expenses decrease by $4,658,535 from $4,898,160 to $239,625 for the same period, respectively which was primarily due legal and consultants fee incurred in the current period. Common stock issued for professional services was expensed at the grant date stock price.

Other Expenses:

Interest expense

Interest expense during the six months ended March 31, 2018 was ($11,080) compared to $516,573 for the six months ended March 31, 2017. Interest expense primarily consists of amortization of debt discounts and accrued interest incurred relating to our issued convertible notes payable.

Loss on change in fair value of derivative

During six months ended March 31, 2018, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $69,445 on change in fair value of derivative liabilities for the six months ended March 31, 2018.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of:

	March 31,	September 30,
	2018	2017
Current assets	$67,644	$1,348
Current liabilities	4,203,121	4,252,922
Working capital	$(4,135,477)	$(4,251,575)

Current assets increased by $66,296 from $1,348 to $67,644 for the six months ended March 31, 2018, as compared to September 30, 2017. The overall increase is primarily due to the prepayment subscriptions of Series A during the six months ended March 31, 2018 for net proceeds of $287,500 and $-0-, respectively.

The incline in the working capital deficit is primarily due to an increase in accounts payable and accrued expenses offset by an increase of cash and reduction in accrued interest, payroll and benefits, and derivative liabilities.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended March 31, 2018 and 2017:

	Six Months Ended March 31,
	2018	2017
Net cash used in operating activities	$46,597	$451,443
Net cash provided by (used in) investing activities	46,560	(242,647)
Net cash provided by financing activities	(26,861)	(200,086)
Change in cash	$66,296	$8,709

Total net cash decreased due to a decrease in cash provided by operating activities which was offset by changes in our operating assets and liabilities of $46,597, amortization and depreciation of $233,796, and with loss on change in derivative liability of $69,445 for the six months ended March 31, 2018. Net cash provided by investing activities for the six months ended March 31, 2018 compared to March 31, 2017 was primarily from licensing and other assets of $46,560 and ($242,647), respectively. Net cash provided by financing activities for the six months ended March, 31 2018 is due to net cash proceeds from the issuance of convertible notes and common stock of $26,861 compared to $200,086 for March 31, 2017.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception of approximately $31.75 million. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our former Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2018, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended March 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2018, the Company issued an aggregate of 30,092,073 restricted shares of common stock to Amarantus BioScience Holdings, Inc to relinquish all convertible notes, accrued interest, and notes receivable for a fair value of $373,440.

During the six months ended March 31, 2018, the Company issued 30,092,073 restricted shares of common stock to Amarantus BioScience Holdings, Inc to relinquish all convertible notes, accrued interest, and notes receivable for a fair value of $373,440.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of January 15, 2017 the Company was in default on all Senior Secured Notes.

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

AVANT DIAGNOSTICS, INC.

Date: January 9, 2019	By:	/s/ Mick Ruxin
Mick Ruxin, M.D.
Chief Executive Officer
(Principal Executive Officer)