Form 10-Q
period 2018-06-30
Avant Diagnostics, Inc
filed 2019-01-30
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2018

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

The number of outstanding shares of the Registrant’s common stock, par value $0.00001 per share, at January 7, 2019 was 336,957,722.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

June 30, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Balance Sheet

	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	267,938	$1,348
Accounts receivable	-	-
Prepaid expenses	-	-
Total current assets	267,938	1,348
Non-current Assets
Intellectual Property	4,752,442	5,078,060
Website development cost, net	3,453	4,250
Other Assets	40,980	46,560
Patent costs, net	89,707	98,987
Total non-current assets	4,886,582	5,227,857
Total Assets	5,154,520	$5,229,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,477,827	$1,106,607
Accrued expenses	511,734	542,340
Accrued payroll and benefits	180,106	277,175
Notes payable	65,259	-
Convertible notes payable to related party	-	400,000
Derivative liability	452,021	1,926,800
Total current liabilities	2,686,948	4,252,921
Total Liabilities	2,686,948	4,252,921

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series A preferred stock $0.001 par value; 1,446,160 and -0- shares outstanding as of June 30, 2018 and September 30, 2017 respectively	1,446	-
Series B preferred stock $0.001 par value; 25,614,869 and -0- shares outstanding as of June 30, 2018 and September 30, 2017 respectively	25,615	-
Common Stock ($0.00001 par value), 450,000,000 shares authorized; 336,957,722 and 303,927,098 shares outstanding as of June 30, 2018 and September 30, 2017, respectively	3,370	3,040
Additional paid-in capital	35,134,477	32,132,294
Accumulated deficit	(32,697,336)	(31,159,051)
Total Stockholders’ Equity	2,467,572	976,283
Total Liabilities and Stockholders’ Equity	5,154,520	$5,229,205

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended June 30		For the nine months ended June 30,
	2018	2017	2018	2017
Revenue	-	$-	-	255,951
Cost of revenue	-	-	-	24,787
Gross profit	-	-	-	231,164

Operating expenses:
Selling, general and administrative	510,141	810,127	995,390	1,806,998
Amortization Fees	-	-	-	-
Research and development	-		-
Research and development - license acquired	-	-	-
Professional fees	278,029	1,997,212	517,654	6,896,682
Merger costs	-	-	-	-
Total operating expenses	788,170	2,807,339	1,513,044	8,703,680
Loss from operations	(788,170)	(2,807,339)	(1,513,044)	(8,472,516)

Other income
Interest income	-	4,034	-	4,034
Gain on other comprehensive income	-	68,897	37,478	68,897
Unrealized Gain on Investment	40,980		40,980
Total other expense	40,980	72,931	78,458	72,931

Other expense
Interest expense	3,564	36,742	(7,515)	553,315
Other Finance Charges	-	45,500		542,082
Loss on change in fair value of derivative	200,659	(334,711)	111,214	(75,300)
Total other expense	204,223	(252,469)	103,699	1,020,097

Net Loss	(951,414)	$(2,481,939)	(1,538,285)	(9,419,682)

Loss per Share:
Basic and diluted net loss per common share outstanding	(0.00)	$(0.01)	(0.01)	(0.05)
Basic and diluted weighted average number of common shares outstanding	204,882,644	187,261,237	204,882,644	175,944,679

Comprehensive loss:
Net loss	(951,414)	$(2,481,939)	(1,538,285)	(9,419,682)
Unrealized loss on available for sale securities	-	-	-	-
Comprehensive loss	(951,414)	$(2,481,939)	(1,538,285)	(9,419,682)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2018

(unaudited)

	Preferred stock Series A and B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at September 30, 2017	-	$-	303,927,098	$3,040	$32,132,294	$(31,159,051)	$976,283
Sale of common stock	-	-	-	-	-	-	-
Sale of Preferred Stock	930	930	-	-	929,061	-	929,991
Common stock issued for services	-	-	2,938,551	29	59,142	-	59,171
Stock based compensation	-	-	-	-	-	-	-
Common stock issued to pay debt	-	-	30,092,073	301	373,139	-	373,440
Preferred stock issued to pay debt	26,131	26,131			1,640,841		1,666,972
Adjustment related to prior period	-	-	-	-	-	-	-
Reclass derivative liability to equity upon note payments	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,538,285)	(1,538,285)
Balances at June 30, 2018	27,061	$27,061	336,957,722	$3,370	$35,134,477	$(32,697,336)	$2,467,572

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,538,285)	$(9,419,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,695	335,737
Amortization of debt discounts	-	-
Amortization of patent and web design costs
Research and development - license acquired	-	-
Stock-based compensation expenses	59,472	7,770,153
Loss on change in fair value of derivatives	(1,474,779)	1,481,449
Changes in operating assets and liabilities:
Accounts receivable	-	20,883
Prepaid Expenses	-	-
Accounts payable	371,222	330,230
Accrued payroll and benefits	-	-
Due to related party	(97,069)	16,956
Accrued liabilities	(30,606)	48,770
Net cash used in operating activities	(2,374,351)	584,496

Cash Flows from Investing Activities:
Cash acquired with acquisition of Theranostics Health, Inc. assets	-	-
Licensing costs	-	(15,127)
Other Assets	5,580	(227,521)
Website development costs	-	-
Net cash provided by (used in) investing activities	5,580	(242,648)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	373,139	80
Proceeds from sale of preferred stock, net	2,596,963
Proceeds from convertible notes payable	65,259	(275,086)
Proceeds from convertible notes payable, related party	(400,000)	-
Net cash provided by financing activities	2,635,361	(275,006)

Net increase in cash	266,590	66,842
Cash at beginning of period	1,348	851
Cash at end of period	$267,938	$67,693

Supplemental disclosure of noncash investing and financing activities:
Net liabilities assumed in connection with recapitalization	$-	$-
Effect of recapitalization	$-	$-
Shares issued in settlement of related party debt	$-	$-
Reclass derivative liability to equity upon note payment	$-	$-

See accompanying notes which are an integral part of these condensed consolidated financial statements

AVANT DIAGNOSTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

As of June 30, 2018, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

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

In connection with the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”), the Company acquired a CLIA laboratory located in Gaithersburg, Maryland. THI was a leading developer of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. THI has used these proteomic technologies to support the drug development programs of most major pharmaceutical and biotechnology drug development companies. THI is also providing these testing capabilities to clinical oncologists to advance personalized medicine through its TheraLink® data-generating assays.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2018 and the condensed consolidated results of its operations and cash flows for the nine months ended June 30, 2018. The results of operations for the nine months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending September 30, 2018, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of September 30, 2017 and for the year then ended, which was filed with the Securities and Exchange Commission on Form 10-K on December 5, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of June 30, 2018, the Company had an accumulated deficit of $32.70 million. During the nine months ended June 30, 2018 and 2017, the Company incurred net losses of $1.54 million and $9.42 million, respectively, and used cash in operating activities of ($2,374,351) and $584,496, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and records the reimbursement as revenues. As of June 30, 2018, and September 30, 2017, deferred revenue was $-0- and $-0-, respectfully.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2018 and September 30, 2017, allowance for doubtful accounts was $-0-.

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

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the nine months ended June 30, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30, 2018	June 30, 2017

Shares issued upon conversion of convertible notes	-	-

Intangible Assets

The Company’s intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patents for its worldwide exclusive licensed rights to OvaDx, a diagnostic screening test for the early detection of ovarian cancer which the Company is reviewing to assess the commercialization plan. The carrying value of June 30, 2018 and March 31, 2018 was $1,208,506 and $1,250,179, respectively.

Intellectual property acquired from the THI have led to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. In the past, the Company used these proteomic technologies to support the drug development programs of many major pharmaceutical and biotechnology drug development companies. The carrying value of June 30, 2018 and March 31, 2018 was $3,543,935 and $3,610,802, respectively.

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

The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2018 are as follows (in thousands, except year amounts):

	Book Value				Amortization Expense	Book
	as of	Additions	Total	Remaining	for the Quarter	Value
Description	March 31, 2018	during the year	after Additions	life In years	Ended June 30, 2018	as of June 30, 2018
License Rights to OvaDx	1,250	-	1,250	9	42	1,209
THI Acquisition on May 11, 2016	3,611	-	3,611	15	67	3,544
Website development cost	4	-	4	5	0	3
Patent costs	93	-	93	9	3	90
	4,958		4,958		112	4,846

The Company incurred amortization expense associated with its finite-lived intangible assets of $112,000 for the three months ended June 30, 2018.

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

The Company’s free-standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of June 30, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Financial liabilities as of June 30, 2018 measured at fair value on a recurring basis are summarized below:

The Company determined that certain conversion option related to convertible notes issued did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise price was subject to adjustment based on certain subsequent equity transactions that would change the exercise price, the Company elected to use a lower reset provision. Accordingly, the Company was required to record such conversion option as a derivative liability and mark such derivative to fair value each reporting period. Such instrument was classified within Level 3 of the valuation hierarchy. For the purpose of calculating the potential embedded derivatives, the Company utilized an estimated conversion price of $0.03 in estimating the fair value of the conversion option.

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the nine months June 30, 2018:

	At Inception	June 30, 2018

Common Stock Estimated Fair Value	$0.05	0.03
Conversion Price per share	0.05-0.10	0.015-0.06
Conversion Shares	3,125,000	0
Call Option Value	0.0104 to 0.0226	0.002 to 0.017
Dividend Yield	0.00%	0.00%
Volatility	120.00%	65.60%
Risk-free Interest rate	0.68%	1.52%
Contractual Term	0.75 to 1.00 years	1.08 to 2.00 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the nine months ended June 30, 2018:

Balance - Beginning of period	$1,926,800
Aggregate fair value of derivative instruments issued	-
Transfers out upon payoff of notes payable	(1,585,993)
Change in fair value of derivative liabilities	111,214
Balance - End of period	$452,021

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2018 the Company had $244,032 in Convertible Notes Payable.

On May 25th 2018, the Company entered into an exchange Agreement (the “Coastal Exchange Agreement”) with Coastal Investment Partners, LLC (“Coastal”). Pursuant to the terms of the Coastal Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note dated July 6, 2016 plus accrued but unpaid interest and default and other amounts due and payable under such notes, which was $305,664 as of the Effective Date (the “Coastal Notes”) in exchange for (i) 192,832 shares of Series A Preferred Stock having an aggregate value of $192,832 and (ii) the issuance of new convertible promissory notes due eighteen (18) months from the Effective Date in the aggregate principal amount of $192,832 (the “New Coastal Note”). The New Coastal Note shall bear interest at 8% per annum and is convertible into shares of the Company’s common stock at $0.015 per share, subject to adjustment. Coastal has contractually agreed to restrict their ability to convert the New Coastal Note such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. In connection with the Coastal Exchange Agreement, Coastal agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the Coastal Notes after March 31, 2018. In addition, Coastal entered into a termination agreement with the Company pursuant to which as of the Effective Date, (i) the securities purchase agreements and pledge agreements entered into with Coastal (the “Coastal Prior Agreements”) were terminated in their entirety and shall have no further force or effect, (ii) the security interests granted by the pledge agreement were terminated and shall have no further force or effect and (iii) neither party shall have any further rights or obligations under the Coastal Prior Agreements. Coastal also authorized the Company or its representatives to take all actions as they determine in their sole discretion to discharge and release any and all security interests, pledges, liens, and other encumbrances held by it on the Company’s assets.

NOTE 6– PROMISSORY NOTES PAYABLE

As of June 30, 2018 the Company had $65,259 in Promissory Notes Payable.

On May 25 2018, the Company entered into an exchange agreement (the “Black Mountain Exchange Agreement”) with Black Mountain Equity Partners LLC (“Black Mountain”). Pursuant to the terms of the Black Mountain Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note dated November 11, 2016 (the “Black Mountain Note”) in exchange for the issuance of new promissory note due twelve (12) months from the Effective Date in the aggregate principal amount of $20,000 (which includes a prepayment amount of $5,000 made on the Effective Date) (the “New Black Mountain Note”). The New Black Mountain Note shall bear interest at 12% per annum and has mandatory payments of $5,000 every 90 days until paid in full. In connection with the Black Mountain Exchange Agreement, Black Mountain agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the Black Mountain Note after March 31, 2018.

On May 25 2018, the Company entered into an exchange agreement with a certain investor for the issuance of new promissory note due twenty-four (24) months from the Effective Date in the aggregate principal amount of $47,259 (the “New 2016 Investor Note”). The New 2016 Investor Note shall bear interest at 12% per annum and has mandatory payments of $2,000 every 30 days until paid in full starting June 25, 2018. In connection with the 2016 Investors Exchange Agreement, the 2016 Investors have agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the 2016 Notes after March 31, 2018.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The board of directors authorized the following issuances of stock for services. The Company evaluated in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”:

During the nine months ended June 30, 2018, the Company issued 40,000 restricted shares of common stock for bonus shares to a note for a fair value of $1,200.

During the nine months ended June 30, 2018, the Company issued 2,898,551 restricted shares of common stock to Amarantus BioScience Holdings, Inc. converting part of their contingency liability for legal settlement for a fair value of $57,971.

During the nine months ended June 30, 2018, the Company issued 30,092,073 restricted shares of common stock to Amarantus BioScience Holdings, Inc to relinquish all convertible notes, accrued interest, and notes receivable for a fair value of $373,440.

Preferred Stock

On May 25, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock with the Secretary of State of the State of Nevada (the “Series A Certificate of Designation”). The number of shares of Series A Preferred Stock designated shall be up to 4,000,000. Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $1.00. Except as otherwise required by law, no dividend shall be declared or paid on the Series A Preferred Stock. Except as otherwise expressly required by law, the holder of Series A Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall have the number of votes equal all other outstanding shares of capital stock of the Company outstanding at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such that the holders of outstanding shares of Series A Preferred Stock shall always constitute 50.1% of the voting power of the Company. The shares of Series A Preferred Stock are not redeemable by the Company. The shares of Series A Preferred Stock are not entitled to any preemptive or subscription rights in respect of any securities of the Company. Upon a consummation of a reverse stock split of the Company’s common stock, such that after consummation of such reverse stock split there are approximately 15,000,000 shares of the Company’s common stock outstanding (the “Reverse Split”), the holders shall take all necessary steps with the Company to exchange all outstanding shares of Series A Preferred Stock into shares of the Company’s common stock at a rate of to be agreed upon by the parties.

On May 25, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock with the Secretary of State of the State of Nevada (the “Series B Certificate of Designation”). The number of shares of Series B Preferred Stock designated shall be up to 27,000,000. Each share of Series B Preferred Stock shall have a par value of $0.001 per share and a stated value equal to the total number of shares of Series B Preferred Stock issued to the Holder divided by their Owed Amount (as defined in the Series B Certificate of Designation). Except as otherwise required by law, no dividend shall be declared or paid on the Series B Preferred Stock. Except as otherwise expressly required by law, each holder of Series B Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Corporation and shall be entitled to vote on an as-converted basis for each share of Series B Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. Except as otherwise required by law, the holders of shares of Series B Preferred Stock shall vote together with the holders of common stock on all matters and shall not vote as a separate class. The shares of Series B Preferred Stock are not redeemable by the Company. The shares of Series B Preferred Stock are not entitled to any preemptive or subscription rights in respect of any securities of the Company. Upon filing an amendment to the Company’s articles of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the Series B Preferred Stock (the “Amendment”), the shares of Series B Preferred Stock will be automatically converted into common stock and such conversion will require no action on behalf of the Company or the holder of the Series B Preferred Stock. Each share of Series B Preferred Stock shall convert into ten (10) shares of common stock of the Company, subject to adjustment.

On May 25, 2018 (the “Effective Date”), the Company entered into securities purchase agreements (collectively, the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which the Company sold an aggregate of six hundred and fifty thousand (650,000) shares of its series A convertible preferred stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $650,000. In addition, existing debtholders of the Company exchanged an aggregate of $516,155 (currently due and payable under existing indebtedness) for an aggregate of 516,155 shares of Series A Preferred Stock pursuant to exchange agreements described below.

On May 25 2018, the Company entered into an exchange agreement (collectively, the “2016 Investors Exchange Agreement”) with the investors who purchased convertible promissory notes between November 2016 and January 2017 (the “2016 Notes”) for an aggregate principal amount of $786,500 (the “2016 Investors”). Pursuant to the terms of the 2016 Investors Exchange Agreement, the Company agreed to exchange (i) the principal amount due under the 2016 Notes in exchange for an aggregate of (i) 323,323 shares of Series A Preferred Stock having an aggregate value of $323,323 and (ii) approximately 3,324,065 shares of series B convertible preferred stock having an aggregate value of approximately $498,610 (the “Series B Preferred Stock”). In connection with the 2016 Investors Exchange Agreement, the 2016 Investors have agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the 2016 Notes after March 31, 2018.

On May 25 2018, the Company entered into an exchange agreement (collectively, the “2017 Investors Exchange Agreement”) with the investors who purchased convertible promissory notes between June 2017 and October 2017 (the “2017 Notes”) for an aggregate principal amount of $545,000 (the “2017 Investors”). Pursuant to the terms of the 2017 Investors Exchange Agreement, the Company agreed to exchange (i) the principal amount due under the 2017 Notes (ii) warrants to purchase 18,166,667 shares of common stock and (iii) purchase rights to purchase shares of common stock for an aggregate of 72,666,667 shares of common stock, in exchange for an aggregate approximately 22,290,800 shares of series B convertible preferred stock having an aggregate value of $545,000 (the “Series B Preferred Stock”). The 2017 Investors have agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the 2017 Notes after March 31, 2018. The terms of the Series B Preferred Stock are set forth under Item 3.02 below. In addition, each 2017 Investor entered into a termination agreement with the Company (collectively, the “2017 Investors Termination Agreement”) pursuant to which as of the Effective Date, (i) the securities purchase agreements and pledge agreements entered into with the 2017 Investors (the “2017 Investors Prior Agreements”) were terminated in their entirety and shall have no further force or effect, (ii) the security interests granted by the pledge agreements were terminated and shall have no further force or effect and (iii) neither party shall have any further rights or obligations under the Prior Agreements. The 2017 Investors also authorized the Company or his/her/its representatives to take all actions as they determine in their sole discretion to discharge and release any and all security interests, pledges, liens, and other encumbrances held by such 2017 Investor on the Company’s assets.

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

On June 18, 2018, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of fifty thousand (50,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $50,000.

On June 22, 2018, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of thirty thousand (30,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $30,000.

On June 25, 2018, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of one hundred and fifty thousand (150,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $150,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On or about August 7, 2017, Clear Financial Solutions, Inc. (“CFS”) and Steven Plumb (collectively with CFS, the “Texas Plaintiffs”) filed a complaint (the “Texas Complaint”) in the 129th Judicial District Court of Harris County, Texas (the “Texas Court”), Case No. 2017-52184, against the Company, Gregg Linn, the Company’s former CEO, Signature Stock Transfer, Inc., the Company’s former transfer agent, and Jason Bogutski, the CEO of the Company’s former transfer agent (collectively, the “Texas Defendants”), alleging, among other things, breach of contract, promissory estoppel, quantum meruit, tortious interference and violations of Nevada law against the Texas Defendants, in connection with the failure to remove the legend on restricted stock held by CFS. The Texas Plaintiffs are seeking, among other things, damages in legal fees, interest and such other and further relief to which the Texas Plaintiffs may be entitled at law or in equity. The Company denies the material allegations of the Texas Complaint and is vigorously defending itself in this action. The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matter stated above or otherwise.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had accrued expenses due to current and former officers, consisting mainly of salary and expenses. As of June 30, 2018 and September 30, 2017, accrued payroll and benefits due to officers were $180,106 and $277,175, respectively.

The following selling, general and administrative expenses for the nine months ended June 30, 2018 were incurred by Mick Ruxin, Jeffrey Busch, Investor Representative, and Scott VanderMeer:

For the Nine Months
ended
June 30, 2018
Consultant	$104,166
Due to Officers	10
Expense Reimbursement	8,092
Salary and Wages	14,787
Payroll Expense	7,896
Total	$134,951
Mick Ruxin, M.D.

For the Nine Months
ended
June 30, 2018
Salary and Wages	$2,500
Loan	15,895
Total	$18,395
Jeffrey Busch

For the Nine Months
ended
June 30, 2018
Consultant- Related Party	$13,333
Total	$13,333
Investor Representative

For the Nine Months
ended
June 30, 2018
Consultant- Related Party	$48,725
Due to Officers	96
Expense Reimbursement	1,681
Total	$50,502
Scott VanderMeer

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

On May 25 2018, the Company entered into a Consulting Agreement (the “Agreement”) with AVDX Investors Group LLC (the “Investor Representative”). Under the Agreement, the Investor Representative shall perform such consulting and advisory services, within Investor Representative’s area of expertise, as the Company or any of its subsidiaries may reasonably require from time to time. During the six-month term of the Agreement, Jeff Busch shall perform the services on behalf of Investor Representative (“Designated Person”). The Agreement has an initial term of six months from the date of execution and shall automatically renew on a monthly basis unless either party gives notice of non-renewal to the other party at least fifteen days prior to the date of the Agreement, provided this agreement shall not extend beyond 12 months from the date of the Agreement. Pursuant to the Agreement, the Company shall pay Investor Representative an annual amount of $160,000, payable either in cash or Series A Preferred Stock (or Common Stock upon filing of the Charter Amendment and consummation of the Reverse Split) during the term of the Agreement (the “Base Compensation”). The Company shall promptly reimburse Investor Representative for all travel, meals, entertainment and other ordinary and necessary expenses incurred by Investor Representative in the performance of its duties to the Company. Investor Representative’s and Designated Person’s position with the Company may be terminated at any time, with or without cause or good reason, upon at least 30 days prior written notice. During the term of the Agreement and for a period of twelve months thereafter, Investor Representative and Designated Person will be subject to non-competition and non-solicitation provisions, subject to standard exceptions. Investors will also provide Investor Representative an irrevocable proxy to vote their shares on all corporate matters until completion of the Reverse Split.

During the nine months ended June 30, 2018, Mick Ruxin, M.D., Company CEO, incurred $104,166 of consultant fees and $14,787 in salary and wages.

During the nine months ended June 30, 2018, Jeffrey Busch, Chairman of the Board, incurred $2,500 of salary and wages.

During the nine months ended June 30, 2018, the Investor Representative, incurred $13,333 of consultant fees – related party.

During the nine months ended June 30, 2018, Scott VanderMeer, acting CFO, incurred $48,725 of consultant fees – related party.

Jeffrey Busch – Related Party

On May 25, 2018 (the “Effective Date”), the Company entered into securities purchase agreements (collectively, the “Purchase Agreement”) with accredited investor (the “Investor”) pursuant to which the Company sold an aggregate of one hundred and eighty thousand (180,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $180,000.

Infusion 51a LP - Related Party

On May 25, 2018 (the “Effective Date”), the Company entered into securities purchase agreements (collectively, the “Purchase Agreement”) with accredited investor (the “Investor”) pursuant to which the Company sold an aggregate of two hundred and fifty thousand (250,000) shares of its Series A convertible preferred stock for aggregate gross proceeds of $250,000 (the “Series A Preferred Stock”). In addition, existing debtholder of the Company exchanged an aggregate of $94,215 (currently due and payable under existing indebtedness) for an aggregate of 94,215 shares of Series A Preferred Stock pursuant to exchange agreements described below.

On May 25, 2018 the Company entered into an exchange agreement (collectively, the “2017 Investors Exchange Agreement”) with the investors who purchased convertible promissory notes between June 2017 and October 2017 (the “2017 Notes”) for an aggregate principal amount of $395,000 (the “2017 Investors”). Pursuant to the terms of the 2017 Investors Exchange Agreement, the Company agreed to exchange (i) the principal amount due under the 2017 Notes (ii) warrants to purchase 13,166,667 shares of common stock and (iii) purchase rights to purchase shares of common stock for an aggregate of 52,666,667 shares of common stock, in exchange for an aggregate approximately 17,347,619 shares of series B convertible preferred stock having an aggregate value of $395,000 (the “Series B Preferred Stock”). The 2017 Investors have agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the 2017 Notes after March 31, 2018. The terms of the Series B Preferred Stock are set forth under Item 3.02 below. In addition, each 2017 Investor entered into a termination agreement with the Company (collectively, the “2017 Investors Termination Agreement”) pursuant to which as of the Effective Date, (i) the securities purchase agreements and pledge agreements entered into with the 2017 Investors (the “2017 Investors Prior Agreements”) were terminated in their entirety and shall have no further force or effect, (ii) the security interests granted by the pledge agreements were terminated and shall have no further force or effect and (iii) neither party shall have any further rights or obligations under the Prior Agreements. The 2017 Investors also authorized the Company or his/her/its representatives to take all actions as they determine in their sole discretion to discharge and release any and all security interests, pledges, liens, and other encumbrances held by such 2017 Investor on the Company’s assets.

International Infusion LP – Related Party

On the Effective Date, the Company entered into an exchange with existing debtholders of the Company and exchanged an aggregate of $89,256 (currently due and payable under existing indebtedness) for an aggregate of 89,256 shares of Series A Preferred Stock pursuant to exchange agreements described below.

On May 25, 2018 the Company entered into an exchange agreement (collectively, the “2017 Investors Exchange Agreement”) with the investors who purchased convertible promissory notes between June 2017 and October 2017 (the “2017 Notes”) for an aggregate principal amount of $168,806 (the “2017 Investors”). Pursuant to the terms of the 2017 Investors Exchange Agreement, the Company agreed to exchange an aggregate approximately 1,125,376 shares of series B convertible preferred stock having an aggregate value of $168,806 (the “Series B Preferred Stock”). The 2017 Investors have agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the 2017 Notes after March 31, 2018. The terms of the Series B Preferred Stock are set forth under Item 3.02 below. In addition, each 2017 Investor entered into a termination agreement with the Company (collectively, the “2017 Investors Termination Agreement”) pursuant to which as of the Effective Date, (i) the securities purchase agreements and pledge agreements entered into with the 2017 Investors (the “2017 Investors Prior Agreements”) were terminated in their entirety and shall have no further force or effect, (ii) the security interests granted by the pledge agreements were terminated and shall have no further force or effect and (iii) neither party shall have any further rights or obligations under the Prior Agreements. The 2017 Investors also authorized the Company or his/her/its representatives to take all actions as they determine in their sole discretion to discharge and release any and all security interests, pledges, liens, and other encumbrances held by such 2017 Investor on the Company’s assets.

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2018 through December 31, 2018, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company sold an aggregate of four hundred and forty-five thousand (445,000) shares of its series A convertible preferred stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $445,000. Through these dates, Jeffrey Busch, our executive chairman purchased (50,000) shares of Series A Preferred Stock for aggregate gross proceeds of $50,000, which are listed below.

On July 1, 2018, the Company entered into a securities purchase agreement with Jeffrey Busch, the Company’s executive chairman, pursuant to which the Company sold an aggregate of ten thousand-five hundred (10,500) shares of its Series A Preferred Stock for aggregate gross proceeds of $10,500.

On July 5, 2018, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of fifty thousand (50,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $50,000.

On August 20, 2018, the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with an institutional investor (the “Series C Investor”) pursuant to which the Company sold an aggregate of one hundred and fifty thousand (150,000) shares of its series C convertible preferred stock (the “Series C Preferred Stock”) for aggregate gross proceeds of $150,000.

On August 23, 2018, the Company entered into a securities purchase agreement with Dr. Mick Ruxin, the Company’s chief executive officer, pursuant to which the Company sold an aggregate of twenty-five thousand (25,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $25,000.

On August 24, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada (the “Series C Certificate of Designation”). The following is only a summary of the Series C Certificate of Designation.

Designation, Amount and Par Value. The number of shares of Series C Preferred Stock designated shall be up to 1,000,000. Each share of Series C Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $1.00 (the “Series C Stated Value”).

Dividends: The holders of Series C Preferred Stock shall not be entitled to dividends.

Liquidation Preference: In the event of a merger, sale (of substantially all stock or assets) or liquidation of the Company, unless waived by the holders of a majority of the Series C Preferred Stock, the holders of the Series C Preferred Stock shall receive in preference to the holders of Common Stock an amount per share equal to the Series C Stated Value.

Voting Rights. Except as otherwise required by law, the Series C Preferred Stock shall have no voting rights. However, as long as any shares of Series C Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series C Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or alter or amend this Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holder, (c) increase the number of authorized shares of Series C Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Exercisability. A holder may not exercise any portion of the Series C Preferred Stock to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would own more than 4.99% of the outstanding common shares after exercise, except that upon at least 61 days’ prior notice from the holder to us, the holder may increase the amount of ownership of outstanding shares after exercising the holder’s Series C Preferred Stock up to 9.99% of the number of our common shares outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series C Preferred Stock.

No Redemption; No Preemptive Rights. The shares of Series C Preferred Stock are not redeemable by the Company. The shares of Series C Preferred Stock are not entitled to any preemptive or subscription rights in respect of any securities of the Company.

Fundamental Transaction. If, at any time while the Series C Preferred Stock is outstanding, the Company enters into a Fundamental Transaction, then, the Company shall cause any Successor to assume in writing all of the obligations of the Company under the Series C Certificate of Designation pursuant to written agreements in form and substance reasonably satisfactory to the holder and approved by the holder (without unreasonable delay) prior to such Fundamental Transaction and shall, at the option of the holder of the Series C Preferred Stock, deliver to the holder in exchange for the Series C Preferred Stock a security of the Successor Entity evidenced by a written instrument substantially similar in form and substance to the Series C Preferred Stock, and which is reasonably satisfactory in form and substance to the holder.

Exchange for Common Stock. Upon a consummation of the Reverse Split, the holders shall take all necessary steps with the Company to exchange all outstanding shares of Series C Preferred Stock into shares of the Company’s common stock at a rate of to be agreed upon by the parties.

For a period of one year from the date of final closing of the offering, the Series C Investor, together with the Investors, shall have the right to cause the Company to sell for cash to such investors on a pro rata basis up to an aggregate of $1,000,000 of common stock in one or more transactions at a 10% discount to the average closing price of the common stock (as reported for consolidated transactions with respect to securities listed on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if the Common Stock is not listed or admitted to trading on any national securities exchange, then in the over-the-counter market, as reported on any tier maintained by the OTC Markets Group, Inc.) for the thirty (30) consecutive trading days immediately prior to (and including) the Friday preceding the date of such purchase or purchases.

As soon as practicable after the final closing of the offering, the Company shall use commercially reasonable efforts to take all necessary actions and to obtain Stockholder Approval to, among other things, undertake the Reverse Split. Until the consummation of the Reverse Split, the Series C Investor appointed the Investor Representative as its attorney-in-fact for the purpose of carrying out the Stockholder Approval.

From the Effective Date until the consummation of the Reverse Split, upon a Subsequent Financing, the Series C Investor shall have the right to participate in up to an amount of the Subsequent Financing equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

Beginning on the six month anniversary of the final closing of the offering, on or prior to the sixtieth (60th) calendar day after the date of receipt of written demand from both the Investors and the Series C Investor holding at least 51% of Registrable Securities (as defined in the Series C Purchase Agreement), the Company shall prepare and file with the SEC a registration statement covering the resale of all of the Registrable Securities that are not then registered on an effective registration statement.

The Series C Investor has contractually agreed to restrict its ability to convert and/or exchange the Series C Preferred Stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exchange does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

On September 12, 2018, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of fifty thousand (50,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $50,000.

On September 12, 2018, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of fifty thousand (50,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $50,000.

On October 17, 2018, the Company entered into a securities purchase agreement with Henry Cole, a director of the Company, pursuant to which the Company sold an aggregate of twenty thousand (20,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $20,000.

On October 17, 2018, the Company entered into a securities purchase agreement with Jeffrey Busch, the Company’s executive chairman, pursuant to which the Company sold an aggregate of two thousand-five hundred (2,500) shares of its Series A Preferred Stock for aggregate gross proceeds of $2,500.

On October 26, 2018, the Company entered into a securities purchase agreement with Dr. Rajesh Shrotriya, a director of the Company, a director of the Company, pursuant to which the Company sold an aggregate of one hundred thousand (100,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $100,000.

On November 26, 2018, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of twenty-five thousand (25,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $25,000.

On November 27, 2018, the Company entered into a securities purchase agreement with Jeffrey Busch, the Company’s executive chairman, pursuant to which the Company sold an aggregate of twelve thousand (12,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $12,000.

On December 19, 2018, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of twenty-five thousand (25,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $25,000.

On December 19, 2018, the Company entered into a securities purchase agreement with Jeffrey Busch, the Company’s executive chairman, pursuant to which the Company sold an aggregate of twenty-five thousand (25,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $25,000.

On December 31, 2018, the Company entered into a securities purchase agreement with Dr. Rajesh Shrotriya, a director of the Company, a director of the Company, pursuant to which the Company sold an aggregate of fifty thousand (50,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $50,000.

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

In connection with the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”) the Company acquired a CLIA laboratory located in Gaithersburg, Maryland. THI was a leading developer of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. In the past, THI has used these proteomic technologies to support the drug development programs of many major pharmaceutical and biotechnology drug development companies. THI is also planning on providing these testing capabilities to clinical oncologists to advance personalized medicine through its TheraLink® data-generating assays.

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

Results of Operations

Comparison of the Nine Months Ended June 30, 2018 to the Nine Months Ended June 30, 2017

Revenue

For nine months ended June 30, 2018, total revenue was $-0- compared to $255,951 for the same period in fiscal 2017. The revenue for the nine months ended June 30, 2017 was related to pharma projects and is comprised of performance under research and development contracts.

Cost of Revenue

Cost of revenue was $24,787 or 9.68% of related sales for the nine months ended June 30, 2017 giving us a gross profit of $231,164 or 90.32%. We did not have revenue or cost of revenue for same period in 2018.

Operating Expenses

General and administrative expenses

General and administrative expenses decreased by $811,608 from $1,806,998 to $995,390 for the nine months ended June 30, 2018, as compared to the same period in 2017. The overall decrease is primarily the result of no operating activities of THI, net with reductions in service provider costs of Avant. In addition, during the current year, we amortized certain intangible assets and patents. As such, amortization was $335,695 for the nine months ended June 30, 2018 as compared to $335,737 for the same period, last year.

Professional fees

Professional fee expenses decrease by $6,379,028 from $6,896,682 to $517,654 for the same period, respectively which was primarily due from legal and consultants fees incurred in the current period. Common stock issued for professional services was expensed at the grant date stock price.

Other Expenses:

Interest expense

Interest expense during the nine months ended June 30, 2018 was ($7,515) compared to $553,315 for the nine months ended June 30, 2017. Interest expense primarily consists of amortization of debt discounts and accrued interest incurred relating to our issued convertible notes payable.

Loss on change in fair value of derivative

During nine months ended June 30, 2018, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,474,779 on change in fair value of derivative liabilities for the nine months ended June 30, 2018.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of:

	June 30, 2018	September 30, 2017

Current assets	$267,938	$1,348
Current liabilities	2,686,948	4,252,921
Working capital	$(2,419,009)	$(4,251,574)

Current assets increased by $266,590 from $1,348 to $267,938 for the nine months ended June 30, 2018, as compared to September 30, 2017. The overall increase is primarily due to the subscriptions of Series A during the nine months ended June 30, 2018 for net proceeds of $930,000 and $-0-, respectively.

The decline in the working capital deficit is primarily due to an increase in accounts payable and offset by an increase of cash and reduction in accrued interest, accrued expenses, payroll and benefits, and derivative liabilities.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(2,374,351)	$584,496
Net cash provided by (used in) investing activities	5,580	(242,648)
Net cash provided by financing activities	2,635,361	(275,006)
Change in cash	$266,590	$66,842

Total net cash decreased due to a decrease in cash provided by operating activities which was offset by changes in our operating assets and liabilities of ($2,374,351), amortization and depreciation of $335,695, and with loss on change in derivative liability of ($1,474,779) for the nine months ended June 30, 2018. Net cash provided by investing activities for the nine months ended June 30, 2018 compared to June 30, 2017 was primarily from licensing and other assets of $5,580 and ($242,648), respectively. Net cash provided by financing activities for the nine months ended June, 30 2018 is due to net cash proceeds from the issuance of convertible notes, preferred stock, and common stock of $2,635,361 compared to ($275,006) for June 30, 2017.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception of approximately $32.70 million. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

Cash Requirements

Our plan of operation over the next 12 months is to:

●	Get current with the Securities and Exchange Commission;
●	Hire 2 Ph.D.’s to begin the staffing of the lab;
●	Open the laboratory under GLP compliance;
●	Begin the process for CAP/CLIA certification;
●	Continue on the road map towards a reimbursement code;
●	Hire a Chief Financial Officer or Manager of Finance;
●	Obtain contracts for pre-clinical and clinical research with biopharma companies;
●	Continue to seek financing to grow the company

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our former Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2018, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended June 30, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about August 7, 2017, Clear Financial Solutions, Inc. (“CFS”) and Steven Plumb (collectively with CFS, the “Texas Plaintiffs”) filed a complaint (the “Texas Complaint”) in the 129th Judicial District Court of Harris County, Texas (the “Texas Court”), Case No. 2017-52184, against the Company, Gregg Linn, the Company’s former CEO, Signature Stock Transfer, Inc., the Company’s former transfer agent, and Jason Bogutski, the CEO of the Company’s former transfer agent (collectively, the “Texas Defendants”), alleging, among other things, breach of contract, promissory estoppel, quantum meruit, tortious interference and violations of Nevada law against the Texas Defendants, in connection with the failure to remove the legend on restricted stock held by CFS. The Texas Plaintiffs are seeking, among other things, damages in legal fees, interest and such other and further relief to which the Texas Plaintiffs may be entitled at law or in equity. The Company denies the material allegations of the Texas Complaint and is vigorously defending itself in this action. The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matter stated above or otherwise.

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

During the nine months ended June 30, 2018, the Company issued 40,000 restricted shares of common stock for bonus shares to a note for a fair value of $1,200.

During the nine months ended June 30, 2018, the Company issued 2,898,551 restricted shares of common stock to Amarantus BioScience Holdings, Inc. converting part of their contingency liability for legal settlement for a fair value of $57,971

During the nine months ended June 30, 2018, the Company issued 30,092,073 restricted shares of common stock to Amarantus BioScience Holdings, Inc to relinquish all convertible notes, accrued interest, and notes receivable for a fair value of $373,440.

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

AVANT DIAGNOSTICS, INC.

Date: January 30, 2019	By:	/s/ Mick Ruxin
Mick Ruxin, M.D.
Chief Executive Officer (Principal Executive Officer)