Form 10-K
period 2018-09-30
Avant Diagnostics, Inc
filed 2019-03-01
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,890,914 computed by reference to the closing price of the common stock on March 31, 2018. For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of outstanding shares of the Registrant’s common stock, par value $0.00001 per share, at January 14, 2019 was 336,957,722.

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

ITEM 1. BUSINESS.

Corporate History and Structure

Avant Diagnostics, Inc. (“Avant”, “we” “us,” “our,” or the “Company”) was incorporated on October 16, 2008 in the State of Nevada as “Oreon Rental Corporation”. At the time of its incorporation, the management of the Company intended to operate electronics rental stores in Ternopil and other similar cities throughout Ukraine. However, at the time of its incorporation and its initial public offering of common stock in October 2008, the Company did not own any such stores, nor did it have any ongoing business operations. The Company underwent a change in management in January 2010. Following the change in management, the Company decided not to proceed with its original plan of operations and to shift its business focus to that of an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects. During 2014, the Company wound down its oil and natural gas operations and decided to complete a reverse recapitalization with Avant Diagnostics, Inc., a Nevada Corporation (“Avant-NV”) established in 2009. Avant-NV was originally named Arrayit Diagnostics, Inc. which was formed as a majority owned subsidiary of Arrayit Corporation (“Arrayit”) through a technology transfer in July 2009. In January 2013, the Company effected a name change to Avant Diagnostics, Inc.

Acquisition of Avant Diagnostics, Inc.

Effective December 29, 2014, Avant Diagnostics, Inc. completed a reverse recapitalization, as agreed in the definitive Agreement and Plan of Reorganization, of 100% of the outstanding equity interests of the Company. Avant stockholders received 74,354,139 shares of common stock for a 93% equity interest in the Company. Such share exchange was calculated based on a one-for-one conversion ratio after a 1 for 17 reverse stock split of the Company which was subsequently effected in March 2015. The split affected the Company’s common stock and not the common stock of Avant Diagnostics, Inc. All references in the accompanying consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the reverse stock split. Per the terms of the Agreement and Plan of Reorganization, the Company was delivered with zero assets and $70,000 in liabilities at time of closing. Following the reverse merger, we changed the name of the Company to “Avant Diagnostics, Inc.” The transaction was regarded as a reverse recapitalization whereby Avant Diagnostics Inc. was considered to be the accounting acquirer as it retained control of the Company after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of the Company. Avant Diagnostics, Inc. is the continuing entity for financial reporting purposes. Accordingly, the assets and liabilities and the historical operations reflected in the financial statements are those of Avant Diagnostics, Inc. for all periods presented.

As of September 30, 2018, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant Diagnostics, Inc. stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in the Company’s common shares and all outstanding shares of Avant Diagnostics, Inc. were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

Business Model

The Company is a commercial-stage molecular data-generating company that focuses on the development and commercialization of a series of proprietary data-generating assays that provide important actionable information for physicians and patients, as well as biopharmas, in the areas of oncology. The Company’s near-term goal is to commercialize the technology originally developed by Theranostics Health, Inc. (“Theranostics” or “THI”), a company whose assets Avant acquired in May 2016. These products differentiate themselves by:

●	Exclusive license agreement with George Mason University (“GMU”), that has well-published scientists in our area of expertise;
●	Having access to the Ph.D.’s at GMU who have done pioneering work in phosphoproteomic-based biomarkers diagnostics;
●	Domain expertise in cancer biomarker and data-generating laboratory testing data;
●	Development of proprietary, cutting edge assays focused on precision oncology care;
●	Building revenue streams based on our proprietary technology TheraLink®.
●	Having a patent portfolio licensed from GMU and the NIH.

Avant is advancing proprietary technology in the field of phosphoproteomic research, a sector which has emerged as one of the most exciting new components in the high-growth field of precision molecular diagnostics. The TheraLink® platform makes it possible to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, and thereby determine which individuals may be better responders to certain targeted molecular therapies. The platform enables the quantitative measurement of the level of activation. Moreover, the sensitivity is many times greater than conventional mass spectrometry and other protein immunoassays. Initially spun-out of GMU in 2006, and subsequently brought to the federal government’s Center for Medicare & Medicaid Services’ (“CMS”) Clinical Laboratory Improvement Amendments (“CLIA”) standards, the diagnostics suite is highly relevant for oncology patient management today by improving (i) chemotherapy drug selection; (ii) immunotherapy drug selection; and (iii) optimization of combination therapy selection.

The biomarker and data-generating tests provide biopharmas, clinical scientists and physicians with molecular-based guidance as to which patients will benefit from the new, molecular targeted therapeutics being developed and used to treat various life-threatening oncology diseases, as well as existing treatment standards that are recognized as the standard of care in the oncology treatment community. This addresses the core aspect of precision treatment today – identifying which individuals are more likely to respond to specific targeted molecular therapies, thus forming the basis for personalized medicine.

The technology is based upon the pioneering work of three noted scientists, Drs. Lance Liotta, Emanuel Petricoin and Virginia Espina in proteomic-based diagnostics. Avant benefits from a portfolio of intellectual property derived from licensing agreements with:

●	The US Public Health Service (“PHS”), the federal agency that supervises the National Institutes of Health (“NIH”), which provides the Company with broad protection around its technology platform; and

●	George Mason University (“GMU”) which provides access to additional intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future diagnostic products.

Avant is committed to advancing the technology from GMU and the NIH as a platform for the development of new clinical biomarkers and diagnostics. These diagnostic and monitoring products have the potential to provide biopharmas and doctors with critical molecular-based knowledge to make the best therapeutic decisions based on a patient’s unique, individual medical needs.

Milestones

The Company intends to focus on key milestones planned to be executed upon in the next 12 months, driving value for both investors and the healthcare industry alike. These milestones include:

●	Moving the laboratory equipment to Golden, Colorado;
●	Completing the leasehold improvements and setting up all laboratory equipment to CLIA and College of American Pathologists (“CAP”) standards;
●	Hiring a Medical Director, Pathologist, Lab Director, Assistant Lab Director, Research Scientist, Q/A Consultant, Biostatistical Consultant, Histotech, CFO, two Business Development consultants and an Office Manager;
●	Begin the formation of a Medical and Scientific Advisory Board;
●	Establishing a CAP/CLIA lab, in coordination with GMU scientists, that accesses tumor samples and other medical specimens, such as hair follicles, that provide the basis to drive revenue channels;
●	Continuing to validate the TheraLink® cancer biomarker technology under CAP/CLIA standards to provide personalized medicine regarding treatment options for biopharmas, clinical oncologists and their cancer patients;
●	Complete partnerships with pharma companies to perform oncology-related data-generating testing services to create revenue; and
●	Begin revenue generation from pharma companies.

THERALINK® Technology

Market Overview

Avant’s TheraLink® technology focuses on the oncology discipline of molecular pathology. Within oncology, Avant intends to initially focus on breast cancer, colorectal cancer, non-small cell lung cancer and pancreatic cancer.

Within the clinical diagnostics space, Avant aims to be a leading companion diagnostics provider by delivering assays that are intended to assist physicians when making pharmaceutical treatment decisions for a given patient.

For therapy selection, companion diagnostics results are intended to elucidate the efficacy of a specific drug or drug class for specific cohorts of patients within which a given patient is placed. Companion diagnostic’s companies are of particular interest to both drug development companies as well as physicians. The former benefit because the results of companion diagnostic assays improve a drug development’s accuracy in selecting patients who are most likely to benefit. The latter benefit because they can improve their decision-making information on matching the specific patient with what is likely to be the most effective drug for that patient. The basis of the effectiveness of companion diagnostic assays is built upon surrogate biomarkers, which are intended to measure an effect of a specific pharmaceutical treatment and its correlation to a biomarker, or endpoint. To aid in therapy selection, Avant believes the most effective method is by taking a phosphoproteomic approach to tumor analysis.

Market Breakdown

On a global basis and led by the U.S. market, the hospitals segment was expected to account for the largest share of the global immunoassay market in 2016 according to MarketsAndMarkets research. According to this MarketsAndMarkets research, major factors driving the growth of this market are the rising prevalence of chronic diseases and increasing healthcare infrastructure. Globally, the immunoassay market is predicted to reach $25.45 billion by 2021 from $17.16 billion in 2016, at a compounded annual growth rate, or CAGR of 8.2% from 2016 to 2021. Initially, Avant intends to establish relationships with biopharma services for drug development companies pursuing regulatory approvals (research use only, or RUO) whom we believe will be interested in TheraLink®’s assays. Our approach to commercial partners with awareness of TheraLink®’s features and benefits and who are ready for deployment, may yield a substantial amount of oncology treatment cases.

Figure 3: U.S. Market Analysis (TAM, SAM, SOM)1 2

Please see “Commercialization Strategy” for additional information.

Asset Description & Intellectual Property

Background

Theranostics was a privately held company founded in 2006. Its core technologies were focused on the quantitative measurement of proteins comprising key signaling pathways in disease and include pre-analytical processing of preclinical and clinical samples, Laser Capture Microdissection (LCM), and Reverse Phase Protein Microarray (RPMA). The application of the technology enables TheraLink® to work with both freshly frozen and formalin-preserved research and clinical samples.

1 https://clinicaltrials.gov/ct2/resources/trends

2 2017 estimate using 2014 proxy: In July 2014, the United States National Institutes of Health reported over 83,000 clinical trials were currently being conducted in the United States, and over 12,000 of these trials were actively recruiting participants for studies with oncology pharmaceuticals or biologics.

LCM is used to isolate specific cell populations from the many different types of cells usually present in a clinical biopsy tissue sample. Therefore, information derived from subsequent molecular assays is specific to that targeted cell population. RPMA enables sensitive, quantitative, calibrated, multiplexed analysis of cellular proteins from a limited amount of starting materials, such as clinical specimens. Theranostics Health had an exclusive license from the National Institute of Health (NIH) to commercialize LCM isolation of cells with proteomic analysis for cancer diagnostics and companion diagnostics of which Avant now is the licensee.

Patent Portfolio

We own or have exclusively licensed 8 granted U.S. patents, 7 foreign patents and no pending U.S. patent applications. The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application.

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we license, and also could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in-license and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in-license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

GMU License Agreement

Our exclusive license agreement with GMU (1) Grants an exclusive worldwide license, with the right to grant sublicenses, under the Licensed Inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions discussed below, (2) Grants an exclusive option to license to past, existing, or future inventions in the field of TheraLink®, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions discussed below (3) The license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and (4) Grants right to assign or otherwise transfer license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU (i) a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or (i) a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). In addition, Avant has the right of first refusal for all technology associated with RPPA technology from GMU.

NIH License Agreement

Our license agreement with NIH grants an exclusive United States license. In addition, the Company is required to make an annual payment of $6,000 to NIH as well as pay NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st of the year. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing.

Regulatory Approvals – CAP/CLIA and FDA

Upon commencement of laboratory operations, the Company can transact with certain counterparties such as biopharmaceutical companies for the processing of data-generating services for research use only (RUO). These counterparties will be the initial clients and source of initial service revenues.

Upon attainment of the CAP/CLIA and other certifications for the laboratory, the Company can expand its data-generating services from our single lab to address a broader range of clients. Specifically, either as a direct provider of diagnostic services to hospitals and chronic care providers for precision health screening by oncologists, or indirectly as a reference laboratory, thereby increasing potential diagnostic services revenues. The oncologists would eventually be using our data-generating services to optimize potential treatment protocols for breast cancer, pancreatic cancer, colorectal cancer and non-small cell lung cancer patients. The Company estimates that it will attain such certification by late 2019, after which time it will ramp-up related marketing and sales efforts.

The Clinical Laboratory Improvement Amendments of 1988 (CLIA) are federal regulations for United States based clinical laboratories to provide industry standards for testing of human samples for diagnostic purposes. These amendments were added to the laboratory requirements outlined in the Code of Federal Regulations, 42 CFR 493. Three federal agencies are responsible for ensuring compliance of laboratories to CLIA: the Food and Drug Administration (FDA), Center for Medicaid Services (CMS), and the Center for Disease Control (CDC).

Further, a laboratory can pursue a higher level of quality by becoming accredited by a recognized accreditation agency. The College of American Pathologists (CAP) is such an agency. The CAP releases its own requirements building upon CLIA ‘88 regulations. Compliance is assessed by a peer group site inspection every two years. Meeting these criteria ensures that industry specific standards for laboratory operation are upheld in the lab. These requirements can also point out areas for improvement in order to reach the highest level of quality.

Subsequently if Avant receives FDA approval, the Company can further expand its data-generating services with the opening of additional laboratory sites to include, for example, oncologists using precision therapy selection in hospitals and chronic care provider groups. These oncologists would be using the data-generating services to optimize potential treatment protocols for breast cancer, pancreatic cancer, colorectal cancer and non-small cell lung cancer patients once the TheraLink® assays are fully developed for these applications.

The attainment and timing of key regulatory approvals are critical and precedent requirements to the related commencement of marketing and subsequent realization of revenues. The Company has provided estimates above which are subject to change based on a variety of factors, including subsequent changes in regulations and the timing and cost for the Company to attain the requirements and receive approval(s) as required.

Goals for 2019 & Beyond

●	Goal to attain FDA, other regulatory approvals for breast cancer in 2021-2022; commence mass marketing; finalize international partnerships and start to open Canada, Asia, Europe and Israel;

●	Explore and pursue FDA, other regulatory approvals for other indications in 2022-2023;

●	Increase mass marketing and market share in all approved jurisdictions, 2022 & 2023.

Commercialization Strategy

TheraLink® is a micro-volume multi-marker tumor analysis platform that has been developed to improve upon the limitations of current techniques (such as western blot, immunohistochemistry (IHC), fluorescent in situ hybridization (FISH) and next generation sequencing (NGS)) that produce low resolution information with modest gains in predictive power on which to base treatment plans. TheraLink® significantly improves decision-making for the biopharma, the oncologist and the patient because it recommends therapeutic options that are optimized for a patient’s specific tumor. The TheraLink® proprietary micro-volume protein expression platform can potentially improve the management of over 800,000 cancer patients in the US alone based on figures provided by the American Cancer Society. It is anticipated that TheraLink® will be brought to CAP/CLIA standards for breast cancer, pancreatic cancer, colorectal cancer and non-small cell lung cancer in the future, and eventually for most cancers, including possibly glioblastoma multiforme (GBM).

TheraLink® works along the entire continuum of drug development – from discovery, to pre-clinical through to drug commercialization.

Research Use Only segment

For RUO, its target customers fall into two main groups – those requiring discovery and early stage drug development, and those requiring later stage drug development.

A.	For customers in the early stage drug development, TheraLink® provides target identification and validation, model system validation (cells, xenografts), and optimization of compounds in specific absorption rate (SAR) studies. Because TheraLink® is able to directly measure the drug target, this allows customers to make smarter decisions regarding the efficacy of their drug, and whether to move forward or not, thus allowing them to reduce cost.

TheraLink®’s advantages over its potential competitors on the pre-clinical side include:

●	Ability to measure multiple endpoints simultaneously (over 300)
●	Flexibility in choice of endpoints (post-translational modifications)
●	Ability to process different samples (cells, CSF, tissues, etc.)
●	Sensitivity: nL sample, representing <2,000 cells
●	Robust assay, reproducible, sensitivity, and specificity
●	Calibration across experiments, direct comparison

B.	For customers requiring later stage drug development, TheraLink® identifies markers for the customers to use in clinical validation, identifies pathway/marker sets with potential utility in clinical setting, validates selected efficacy markers in Phase I and Phase II clinical trials, identifies markers for patient stratification, and validates markers for future companion diagnostics. The value that TheraLink® provides these clients is to identify the appropriate individuals for the customer’s drug trials, i.e., those individuals that have the relevant activated pathways that make them most likely to be responsive to the drug. This will allow the customers to potentially reduce the size of their Phase III trials, allowing for a substantial cost and time savings.

TheraLink®’s advantages over its potential competitors on the clinical side include:

●	First in class profiling activated proteins in signaling pathways
●	One stop shop: from sample handling to LCM to data generation and final report
●	Sensitivity allows use of small clinical biopsy (less than 30,000 cells).
●	LCM allows purification of relevant cell populations
●	Focus directly on relevant drug targets (marketed molecular therapeutics) and potential drug targets (those in development)
●	Specific pathway signatures with focus on relevant nodes
●	Advantage for combination therapy, high specificity on targeted pathway, monitor compensatory pathways, and activation through feedback signal

CAP/CLIA certified laboratory segment

Sample processing is via a single certified laboratory. Strategically, the data-generating services can be delivered at two distinct channels and are not mutually exclusive (i.e. can execute at one or both levels). The “direct sales” channel typically refers to marketing, sales and execution of sample processing and specific diagnostic services to the end-user as the hospital and chronic care provider for precision health screening by oncologists. The “reference laboratory” channel typically refers to providing a subcontract service to one or more counterparties (who have CAP/CLIA certification) - so we are not direct to the end-user in this channel.

FDA approved laboratory segment

Sample processing will be through one or more certified laboratories that the Company manages. Again, there is the “direct sales” channel (same as above). In addition, there is the “companion diagnostic” aspect to the end-user as the hospital and chronic care provider for precision health screening by oncologists that is specifically related to a drug’s indication and efficacy for the patient’s specific cancer biomarkers. Avant’s involvement with biopharmas in various stages of drug development and RUO is related to the success of companion diagnostic marketing.

Our initial objective is to capitalize on the successful pilots with biopharmaceutical companies and leading medical schools in the clinical trial environment, by preparing TheraLink® for commercial launch by September 30, 2019. The aim is to gain rapid adoption as a differentiated technology in the personalized healthcare marketplace by leveraging the strong support of the many key opinion leaders and users of the pilot platform.

TheraLink® will be our flagship product for our commercial strategy focused on a precision health screening for oncologists. The assay to be launched to the market has been previously validated in a CAP/CLIA certified laboratory, and will be ready once re-validated.

The key ingredients to our commercial success will be:

1)	A proprietary technology that provides a credible point of entry to a well-defined medical market;

2)	A previous potential pipeline of commercial partners that believe in the viability of our technology;

3)	Comprehensive protocols for cancer biomarkers positioned for seamless integration to established standards of care for oncologist treatment regimens;

4)	Eventually a data friendly format and HIPPA compliance for ease of integration to monitoring systems and artificial intelligence (AI) modalities for oncologist teams to track precision diagnostics and monitor patient treatment outcomes.

A. Proprietary Technology for credible commercial point of entry

Avant’s focused technologies are of particular value to oncologist teams developing molecular targeted and/or combination therapies because of our ability to make very small and precise measurements in the cellular microenvironment. The platforms are based on assessing protein activation status (via post-translational modifications such as phosphorylation, methylation, cleavage, etc.) of drug targets and receptors, their downstream signal transduction pathways, and potential compensatory or adaptive mechanisms within targeted cell populations. These commercial collaborations are critically important as they establish our company’s platform as a “must have” in specific cancers (e.g., breast cancer management), where precise and targeted chemotherapy, and immunotherapies can make a dramatic difference in patient outcomes. It is planned that we intend to be collaborating with top industry and medical school oncology experts, and key opinion leaders (KOL’s), who are focused on developing precision oncology therapeutics.

B. Strong pipeline of potential commercial partners

Avant intends to deliver a comprehensive precision cancer biomarker platform by seamlessly integrating its technology into the workflow of oncologists in various healthcare networked systems. Currently, the oncology precision tumor analysis market is dominated by genomic diagnostic companies such as Genomic Health and Foundation Medicine. Avant’s technologies provide a unique, complementary and actionable knowledge base to existing market players, seeking to improve the practice of medicine for oncologists and their patients. Our targeted commercial partners are seeking offerings that help differentiate their approach to oncology care, by using patient-centric solutions to enable better chronic patient management during and after treatment to maximize patient outcome and prevent recurrence. Avant sees this as a major commercial opportunity to serve both hospitals and primary care providers in the US who also have reach to cancer treatment programs abroad (i.e. Europe and Asia).

Avant is poised to solve that problem by establishing relationships with hospital/chronic care providers. Our approach to commercial partners with awareness of TheraLink®’s features and benefits and who are ready for deployment may yield a substantial amount of oncology treatment cases.

In the ultimate design and execution of its future commercialization strategy, the Company will seek to optimize accessible opportunities for the realization of revenue and the value of our IP. The details of the actual commercialization strategy are likely to vary from the range, combination and timing discussed above; and such variations may not produce the anticipated results.

Operations during the year ended September 30, 2018

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

In connection with the purchase of the business assets and certain liabilities of Theranostics, the Company acquired a CLIA laboratory located in Gaithersburg, Maryland. THI was a leading developer of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. THI has used these proteomic technologies to support the drug development programs of many major pharmaceutical and biotechnology drug development companies. THI was also providing these testing capabilities to clinical oncologists to advance personalized medicine through its TheraLink® data-generating assays.

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

Once the Company reacquired the equipment for the laboratory, management undertook a review of the Company’s current operations and decided to move the CLIA laboratory from Maryland to Golden, Colorado (the “New Lab”) In connection with the relocation to the New Lab, the Company executed a lease, built out the space for the New Lab and moved the equipment from Maryland to Colorado. In connection with this relocation, management, in consultation with scientists from George Mason University, the licensor of the Company’s Theralink® technology (“Licensor”), evaluated the status of the Company’s equipment. It was determined that the equipment was not properly maintained and was left in poor working order by prior management. As a result, the Company had to spend approximately $152,209 during the fiscal year ended September 30, 2018 to have the equipment refurbished for the New Lab, so the Licensor could assist management with the set up and validation of the equipment to be used for the technology. The Company continues to build out the lab and plans to have it operational during the fiscal year ended September 30, 2019.

Marketing and Pricing

The Company had derived its revenues from patients and from biopharma research and development contracts. These contracts required the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company had been reimbursed for certain costs incurred in performing the specific research and development activities and recorded the reimbursement as revenues.

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

The growth of these specialized tests has been made possible through new molecular diagnostic technologies that make it possible to detect diseases earlier, utilize genetic testing for disease predisposition, and advance the use of personalized medicine, such as the tailoring of cancer therapies to those individuals most likely to respond. Esoteric tests typically require highly-skilled technical personnel and generally require more sophisticated technology, equipment or materials. As a result, esoteric tests are generally reimbursed at higher levels than routine tests. This increase in specialized testing is evidenced by the shift in Quest Diagnostics’ esoteric testing revenues from less than 10% of total revenues to their current level of 20% over the past 9 years. In the case of LabCorp, the second largest clinical testing laboratory in the country, in 2009 esoteric testing accounted for 36% of their annual consolidated revenue, which they expected to grow to 40% within three to five years. In addition to Quest Diagnostics and LabCorp, there are approximately 60 commercial laboratories that control the independent clinical laboratory market segment in the United States. There are also approximately 300 genetic testing laboratories in the U.S., with 80% of them affiliated with academic institutions. As a result of these new trends, molecular diagnostic testing that supports personalized medicine is now the fastest growing segment within the overall laboratory testing market.

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

As a result of these significant changes in the laboratory testing and IVD markets, it is evident that there is a significant commercial opportunity for companies that provide products or services that address the new needs of the evolving diagnostics marketplace. This is the market opportunity that the Company is addressing through its introduction of data-generating assays that use patented, patent-pending, and proprietary technology to improve health and reduce the overall cost of healthcare through early detection, prevention, and treatment.

Our Strategy

The Company’s solution is to utilize the technology that it has exclusively licensed from GMU and the NIH to exploit the new opportunities that are evolving in the diagnostics industry, both for biopharmas and for oncologists and their patients. The Company was created to specifically commercialize reverse phase protein array (RPPA) assays and services that are focused on determining the right drug, for the right patient, at the right time. These novel data-generating technologies are based on patented and proprietary technology that is well-suited to be run in a central or regional laboratory utilizing samples that are collected by healthcare providers and sent to the authorized CAP/CLIA-certified testing facility for processing. This approach is similar to the business model that Foundation Medicine has utilized (which was recently purchased by Roche for $5.3 billion) with its genomic assays. However, whereas Foundation Medicine provides a genomic assay that is only 5% actionable by the oncologist, the Company will market data-generating assays that can be over 70% actionable by oncologists and will be used to determine which FDA-approved or investigational drug is most efficacious in which cancer. To achieve this goal of commercializing new data-generating opportunities, the Company is leveraging off the strategic relationships that have been established with organizations such as George Mason University and others to develop unique and high value-added data-generating assays.

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

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Our clinical laboratory must hold certain federal, state and local licenses, certifications and permits to conduct our business. Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988, or (“CLIA”). CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services. We plan on applying for CLIA certification once our lab is operational.

In addition, CLIA requires certified laboratories to enroll in an approved proficiency testing program if it performs testing in any category for which proficiency testing is required. Our laboratory will periodically test specimens received from an outside proficiency testing organization and then submit the results back to that organization for evaluation. If our laboratory would fail to achieve a passing score on a proficiency test, it could lose its right to perform testing. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of our laboratories’ CLIA certification.

As a condition of CLIA certification, our laboratory is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (“CMS”), a CMS agent (typically a state agency), or a CMS-approved accreditation organization. Our laboratory will also apply for accreditation by the College of American Pathologists (“CAP”), which is a CMS-approved accreditation organization.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law. Our laboratory will be licensed by the appropriate state agency in Colorado, if such licensure is required. If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, penalties for violation vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we will be in material compliance with all applicable licensing laws and regulations when we become operational.

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

We are currently subject to the HIPAA regulations and we will maintain an active compliance program that is designed to identify security incidents and other issues in a timely fashion and enable us to remediate, mitigate harm or report if required by law. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To avoid penalties under the HITECH breach notification provisions, we must ensure that breaches of protected health information are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to our clinical laboratories. Many states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results by strictly limiting the disclosure of those results. State requirements are particularly stringent regarding predictive genetic tests, due to the risk of genetic discrimination against healthy patients identified through testing as being at a high risk for disease. We believe that we will have taken the steps required of us to comply with health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws in all jurisdictions, both state and federal.

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”), has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We will use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

International regulations

We may market our assays outside of the United States and will be subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. On September 26, 2012, the European Commission released the first drafts of the new European Union (“EU”) regulations for medical devices and IVDs that if finalized will impose additional regulatory requirements on IVDs used in the EU. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

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

Employees

During the fiscal year ended September 30, 2018, the Company had two active employees, one who is the Company’s Chief Executive Officer and the other who is the Company’s Executive Chairman. The Company has not experienced any work disruptions or stoppages and it considers relations with its employees to be good. No employee of the Company is covered by a collective-bargaining agreement.

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

Risks Related to the Company’s Business and Industry

The report from our Independent Registered Public Accounting Firm contains as explanatory paragraph about our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

As of September 30, 2018, we had an accumulated deficit of $33.53 million. We currently do not anticipate that our cash will be sufficient to fund our operations through September 30, 2019 without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our stockholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

We are at an early stage of development as a company and have generate minimal revenues.

We are a life sciences company. At this time, we have minimal commercial products or laboratory services that generate revenues. Our existing data-generating offerings will require additional regulatory review, significant marketing efforts and substantial investment before they could provide any revenues.

We have a history of net losses, and we expect to incur net losses for the foreseeable future and we expect to continue to incur significant expenses to develop and commercialize our tests.

We have incurred substantial net losses since our inception. For the fiscal years ended September 30, 2018 and 2017, we incurred net losses of $2,371,797 and $9,585,928, respectively. From our inception in July 2009 through September 30, 2018, we had an accumulated deficit of $33,530,848. To date, we have not achieved, and we may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing Theralink®. We expect to incur additional losses in the future, and we may never achieve profitability.

We have identified a material weakness in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.

In connection with the audit of our consolidated financial statements as of and for the year ended September 30, 2018, our management identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a lack of a full segregation of duties and to our lack of sufficient personnel in our accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and related financial reporting. Please see “Controls and Procedures—Internal Control Over Financial Reporting” for information regarding our remediation efforts. Our management did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the year ended September 30, 2018 in accordance with the provisions of the Sarbanes-Oxley Act. Had we performed such an evaluation, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.

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

In addition to the funds raised in our recent private placements, we will be required to raise additional capital to complete the development and to begin commercialization of our current and future product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, and the commercialization of our diagnostic tests.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement for our products, their commercial success could be compromised.

Physicians and patients may decide not to order the Theralink® assay unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion or all of the assay’s price. There is significant uncertainty concerning third-party reimbursement of any assay incorporating new technology, including Theralink®, and any of our future diagnostics and therapies. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

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

Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield plans, which collectively provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a test or procedure. These assessments have not yet been carried for our Theralink® assay. We can offer no assurance that these evaluations will ever be conducted, and if conducted, will result in a positive conclusion resulting in any third-party reimbursement to us.

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

If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for our data-generating assays, or if the amount reimbursed is inadequate, our ability to generate revenues could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with us at any time or stop paying for our assays, which would reduce our revenue.

We may experience delays in our clinical trials that could adversely affect our financial position and our commercial prospects.

Any delays in completing ant potentially necessary clinical trials for Theralink® and our platform of assays may delay our ability to raise additional capital or to generate revenue, and we may have insufficient capital resources to support our operations. Even if we have sufficient capital resources, the ability to become profitable will be delayed if there are problems with the timing or completion of our clinical trials.

If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them.

Although Avant does not need FDA approval to market its data-generating assays, if eventually the Company decides to do so, the regulatory approval process typically is extremely expensive, takes many years and the timing of any approval cannot be accurately predicted. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including: (i) a product candidate may not be safe or effective; (ii) the manufacturing processes or facilities we have selected may not meet the applicable requirements; and (iii) changes in FDA’s approval policies or adoption of new regulations may require additional work.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Theralink® assay are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% through 2015 and a productivity adjustment to the CLFS.

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

Changes in healthcare policy, such as the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our assays, decrease revenues, increase costs and divert management’s attention from our business.

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

Initially, our financial results will depend on sales of one assay, the Theralink® assay, and we will need to generate sufficient revenues from this and our other diagnostics or therapies to run our business.

We anticipate commencing implementation of our sales and marketing strategy as early as the end of 2019. We plan on doing some research and development for other function-based data-generating assays that we may offer as well as for enhancements to our existing assay. We do not currently expect to commercialize these additional assays for other disease indications until at least 2021. If we are unable to increase sales of Theralink® or to successfully develop and commercialize other data-generating assays, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We may experience limits on our revenues if physicians decide not to order our assays.

If medical practitioners do not order Theralink® or any future assays developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of Theralink® and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. Some physicians may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if patients recommend that their physicians use our assay, physicians may still decide not to use Theralink®, either because they have not been made aware of its utility or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the physician population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

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

If our laboratory facility should become inoperable, we will be unable to perform our assays and our business will be harmed.

For the fiscal year ended September 30, 2017, we acquired a CLIA laboratory from THI. As a result of the cost cutting measures taken during the fiscal year ended September 30, 2017, the Company substantially curtailed the use of the CLIA laboratory. Also, as a result of these cost cutting measures, the Company was unable to timely make certain payments on the terms of the lease. As a result, the Company defaulted on its lease at the location of the Maryland laboratory and the landlord held the equipment located in the facility as collateral for amounts owed under the lease. AVDX Investors Group, LLC (“AVDX”), an entity controlled by Jeff Busch, our Executive Chairman (“Busch”), loaned the Company the capital to purchase the equipment. The note issued to AVDX is a demand promissory note that bears no interest and is secured by the equipment. During the fiscal year ended September 30, 2018, AVDX, Busch and his affiliated entities also loaned and/or paid certain obligations amounts on behalf of the Company.

Once the Company reacquired the equipment for the laboratory, management undertook a review of the Company’s current operations and decided to move the CLIA laboratory from Maryland to Golden, Colorado (the “New Lab”) In connection with the relocation to the New Lab, the Company executed a lease, built out the space for the New Lab and moved the equipment from Maryland to Colorado. In connection with this relocation, management, in consultation with scientists from George Mason University, the licensor of the Company’s Theralink technology (“Licensor”), evaluated the status of the Company’s equipment. It was determined that the equipment was not properly maintained and was left in poor working order by prior management. As a result, the Company had to spend approximately $152,209 during the fiscal year ended September 30, 2018 to have the equipment fixed for the New Lab, so the Licensor could assist management with the set up and validation of the equipment to be used for the technology. The Company continues to build out the lab and plans to have it operational during the fiscal year ended September 30, 2019.

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

If our services fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.

Our success depends on our ability to develop and market services that are recognized and accepted as reliable, enabling and cost-effective. Most of the potential customers for our services already use expensive research systems in their laboratories that they have used for many years and if our features and benefits of are not understood they may be reluctant to use ours. Market acceptance of our TheraLink® technology will depend on many factors, including our ability to convince potential customers that our technology is an attractive alternative to existing technologies. Compared to some competing technologies, our TheraLink® technology to date has not been extensively commercialized, and many potential customers have limited knowledge of, or experience with, our services. Prior to adopting our systems, some potential customers may need to devote time and effort to testing and validating the integration of our services to their workflows and systems. Any failure of our services to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase services other than ours. In addition, it is important that our TheraLink® technology continue to be perceived as accurate and reliable by the scientific and medical research community as a whole. If we are unable to motivate leading drug development companies (RUO), reference laboratories, and practioners of precision health screening including for companion diagnostics to use TheraLink® technology initially for oncology related indications, or if such constituents are unable to achieve or unwilling to publish or present significant experimental results using our services, acceptance and adoption of our services will be slowed and our ability to generate and increase our revenue would be adversely affected.

Our future success is dependent upon our ability to develop a nascent dormant customer base and attract new customers.

Our target customer base is primarily composed of academic and governmental research institutions, laboratories, biopharmaceutical and contract research companies, diagnostics users, and practitioners of precision health screening. Our success will depend upon our ability to contract with, respond to the evolving needs of, and increase our market share among our nascent dormant customers and additional potential customers, and marketing new services as we develop them. Identifying, engaging and marketing to customers who are unfamiliar with our current services requires substantial time, expertise and expense and involves a number of risks, including:

●	our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our TheraLink® technology;
●	the time and cost of maintaining and growing a specialized sales, marketing and service force; and
●	our sales, marketing and service force may be unable to execute successful commercial activities.

We may utilize third parties to assist with sales, distribution and customer support in certain regions of the world. There is no guarantee, if and when we enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners. There is also no guarantee that we will be able to enter into such arrangements on favorable terms. Any failure of our sales and marketing efforts, or those of any third-party sales and distribution partners, would adversely affect our business.

Some of the reagents used in our services are labeled for “research use only” and will have to undergo additional testing before we could use them in services intended for clinical use.

Some of the materials that are used in our consumable services, including certain reagents, are purchased from suppliers with a restriction that they be used for research use only, or RUO. While we have focused initially on the life sciences research market, part of our business strategy is to expand our services line, either alone or in collaboration with third parties, to encompass systems and services that can be used for clinical purposes. Whether or not we continue to use the same RUO materials that we currently use, or obtain similar materials that are not labeled with the RUO restriction, we will be required to demonstrate that the use of our services as a clinical test complies with all applicable requirements. In addition, if we were to change the supplier of any material or component used in a clinical test, we would be required to confirm through additional testing that the change does not adversely affect the reliability of the test. Any such additional testing may be expensive and time-consuming and delay our introduction of new services and systems.

In the near term, our business will depend on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our services and adversely affect our business and operating results.

In the near term, we expect that our revenue will be derived primarily from sales of our services to biopharmaceutical and contract research companies worldwide for research applications. The demand for our services will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

●	changes in government programs that provide funding to research institutions and companies;
●	macroeconomic conditions and the political climate;
●	changes in the regulatory environment;
●	differences in budgetary cycles; and
●	market acceptance of relatively new technologies, such as ours.

For example, in March 2017, the federal government announced the intent to cut federal biomedical research funding by as much as 18%. While there has been significant opposition to these funding cuts, the uncertainty regarding the availability of research funding for potential customers may adversely affect our operating results. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. Any decrease in customers’ budgets or expenditures, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.

The sales cycle for our TheraLink® services can be lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

The sales process for our TheraLink® data-generating assay generally involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our technology and services and a lengthy review process. Our customers’ evaluation processes often involve a number of factors, many of which are beyond our control. As a result of these factors, the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly. Given the length and uncertainty of our sales cycle, we have in the past experienced, and expect to in the future experience, fluctuations in our sales on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing not to execute a purchase order, use assays if available from competitors or pursue other alternatives such as setting up or upgrading a diagnostic laboratory.

Our long-term results depend upon our ability to improve existing services and introduce and market new services successfully.

Our business is dependent on the continued improvement of our existing TheraLink® assay and our development of new services utilizing TheraLink® or other potential future technology. As we introduce new services or refine, improve or upgrade versions of existing services, we cannot predict the level of market acceptance or the amount of market share these services will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new services in the future. In addition, introducing new services could result in a decrease in revenues from our existing services. Consistent with our strategy of offering new services and services refinements, we expect to continue to use a substantial amount of capital for services development and refinement. We may need additional capital for services development and refinement than is available on terms favorable to us, if at all, which could adversely affect our business, financial condition or results of operations.

We generally sell our services in industries that are characterized by rapid technological changes, frequent new services introductions and changing industry standards. If we do not develop new services and services enhancements based on technological innovation on a timely basis, our services may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:

●	correctly identify customer needs and preferences and predict future needs and preferences;
●	allocate our research and development funding to services with higher growth prospects;
●	anticipate and respond to our competitors’ development of new services and technological innovations;
●	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;
●	successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new services of appropriate quality on time; and
●	convince customers to adopt new technologies.

In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of services that do not lead to significant revenue. Even if we successfully innovate and develop new services and services enhancements, we may incur substantial costs in doing so, and our profitability may suffer.

Our ability to develop new services based on innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or selection of new services or failure to gain market acceptance of new services and technologies may reduce future revenues and adversely affect our competitive position.

If we do not successfully develop and introduce new assays for our technology, we may not generate new sources of revenue and may not be able to successfully implement our growth strategy.

Our business strategy includes the development of new assays for our TheraLink® offering, thereby increasing our services offerings. New assays require significant research and development and a commitment of significant resources prior to their commercialization. Our technology is complex, and we cannot be sure that any assays we may intend to develop will be developed successfully, be proven to be effective, offer improvements over currently available tests, meet applicable standards, be successfully marketed and sold in commercial quantities at acceptable costs. Moreover, development of particular assays may require licenses or access to third party intellectual property which may not be available on commercially reasonable terms, or at all. In addition, we believe that our future success will depend, in part, on our ability to develop and commercialize multiplex assays that can simultaneously measure multiple biomarkers. If we do not successfully develop new assays for our TheraLink® offering, including multiplex assays with the ability to detect an increased number of biomarkers in a single sample, we could lose revenue opportunities with existing or future customers.

If we do not successfully manage the development and launch of new services, our financial results could be adversely affected.

We expect to launch our initial suite of the TheraLink® assay starting in the third-fourth quarter of 2019. We face risks associated with launching new services such as the initial suite of TheraLink®. If we encounter challenges or discover errors during our laboratory services cycle, the services’ launch dates of new services may be delayed. The expenses or losses associated with unsuccessful services development or launch activities or lack of market acceptance of our new services could adversely affect our business or financial condition.

Undetected errors or defects in our services could harm our reputation, decrease market acceptance of our services or expose us to services’ liability claims.

Our TheraLink® services may contain undetected errors or defects when first introduced or as new versions or new services are released. Disruptions affecting the introduction or release of, or other performance problems with, our services may damage our customers’ businesses and could harm their and our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to certain liability claims for damages related to errors or defects in our services. In addition, if we do not meet regulatory, industry or quality standards, if applicable, our services may no longer be commercially available. A material liability claim, recall or other occurrence that harms our reputation or decreases market acceptance of our services could harm our business and operating results.

As our customers may integrate and use our services for diagnostic purposes, someone could file a services liability claim alleging that one of our services contained a design or manufacturing defect that resulted in the failure to adequately perform, leading to death or injury. A services liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot assure investors that our services’ liability insurance would adequately protect our assets from the financial impact of defending a services’ liability claim. Any services’ liability claim brought against us, with or without merit, could increase our services’ liability insurance rates or prevent us from securing insurance coverage in the future.

We depend on strategic collaborations and licensing arrangements with third parties to develop in vitro data-generating services. We may not be successful in maintaining these collaborations and licensing arrangements and in establishing or maintaining additional collaborations or license agreements.

We have established strategic collaborations and licensing agreements with third parties to develop services, based on our TheraLink® technology, such as for certain in vitro diagnostic, or IVD, purposes. For example, we have entered into a license agreement with GMU, pursuant to which they have granted us an exclusive license to, among other things, develop and sell certain in vitro diagnostic services used in clinical lab applications based on their TheraLink® technology which is a part of our TheraLink® services. If we or any of our other partners do not prioritize and commit sufficient resources to develop and sell services based on our TheraLink® technology, our ability to generate revenue from sales in respect to in vitro diagnostic services may be limited.

We may seek to enter into additional such arrangements; however, there is no assurance that we will be successful in doing so. Moreover, given the exclusive nature of a portion of the license rights granted by GMU to us, our ability to collaborate with others in the areas of in vitro diagnostics used in clinical lab applications and pharmaceutical quality control testing will be limited, in that we may not establish collaborations with others covering these areas while the exclusive license by GMU remains in effect, subject to our right to make and sell services derived from the current versions of the TheraLink® technology assays for use in clinical lab applications. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. Even if we establish new relationships, they may never result in the successful development or commercialization of services based on our TheraLink® technology.

Our reliance on distributors for sales of our services outside of the United States could limit or prevent us from selling our services and could impact our revenue.

We have not yet established exclusive distribution agreements for TheraLink® services. However, we do intend to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our services. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our services to the level of our expectations or may choose to favor marketing the services of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth. In addition, if our distributors fail to comply with applicable laws and ethical standards, including anti-bribery laws, this could damage our reputation and could have a significant adverse effect on our business and our revenues.

We may generate a substantial portion of our revenues internationally in the future and can become further subject to various risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

We believe that a substantial percentage of our future revenue may come from international sources as we may expand overseas and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

●	required compliance with existing and changing foreign regulatory requirements and laws;
●	difficulties and costs of staffing and managing foreign operations;
●	difficulties protecting or procuring intellectual property rights;
●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;
●	laws and business practices favoring local companies;
●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
●	political and economic instability; and
●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

Historically, most of our revenue has been denominated in U.S. dollars. In the future, we may sell our services in local currency outside of the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and financial condition will suffer.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws by us or our agents.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent distributors to sell our services internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals.

In the future, we will also be subject to similar antibribery laws in the jurisdictions in which we operate. We have limited experience in complying with these laws and in developing procedures to monitor compliance with these laws by our agents. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.

Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

If we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, as well as our research and development, and sales and marketing personnel. Competition for qualified personnel is intense. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers and develop new services. Because of the complex and technical nature of our services and the dynamic market in which we compete, any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects.

We have limited experience in marketing and selling our services, and if we are unable to successfully commercialize our services, our business and operating results will be adversely affected.

The future sales of our services will depend in large part on our ability to effectively market and sell our services, successfully manage and expand our sales force, and increase the scope of our marketing efforts. We may also enter into additional distribution arrangements in the future. Because we have limited experience in marketing and selling our services, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force, our business and operating results will be adversely affected.

If we cannot provide quality technical and laboratory operations, we could lose customers and our business and prospects will suffer.

The operation of our data-generating services at new customer sites, the introduction of our technology into our customers’ existing laboratory workflows and ongoing customer support can be complex. Accordingly, we need highly trained technical support personnel. Hiring technical support personnel is very competitive in our industry due to the limited number of people available with the necessary scientific and technical backgrounds and ability to understand our TheraLink® data-generating services at a technical level. To effectively support potential new customers and the expanding needs of current customers, we will need to develop and expand our technical laboratory support staff. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business needs, our business and prospects will suffer.

The life sciences research and diagnostic markets are highly competitive. If we fail to effectively compete, our business, financial condition and operating results will suffer.

We face significant competition in the life sciences research and diagnostic markets. We currently compete with both established and early stage companies that design, manufacture and market systems that the market may perceive as competition. We believe our principal competitors in the life sciences research and diagnostic markets include Foundation Medicine, Genomic Health, Caris, Tempus and Nanostring Technologies, Inc. In addition, there are a number of new market entrants in the process of developing novel technologies for life sciences research, diagnostic and screening markets.

Many of our current competitors in the oncology space are either publicly traded, or are divisions of publicly-traded companies, and may enjoy a number of competitive advantages over us, including:

●	greater name and brand recognition;
●	substantially greater financial and human resources;
●	broader service lines;
●	larger sales forces and more established distributor networks;
●	substantial intellectual property portfolios;
●	larger and more established customer bases and relationships; and
●	better established, larger scale, and lower cost laboratory operation capabilities.

We believe that the principal competitive factors in all of our target markets include:

●	pricing of data-generating services;
●	accuracy, including sensitivity and specificity, and reproducibility of results;
●	reputation among customers;
●	Timelines and logistics of processing samples
●	innovation in data-generating service offerings;
●	flexibility and ease of use; and
●	compatibility with existing laboratory processes, tools and methods.
●	case studies that illustrate effects of the application
●	minimal amount of tissue needed
●	scalability of our solution
●	stratification of patients for research purposes, therefore saving biopharmas time and money
●	a strong patent portfolio

We cannot assure investors that our services will compete favorably or that we will be successful in the face of increasing competition from new services and technologies introduced by our existing competitors or new companies entering our markets. In addition, we cannot assure investors that our competitors do not have or will not develop services or technologies that currently or in the future will enable them to produce competitive services with greater capabilities or at lower costs than ours. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

Acquisitions or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may acquire other businesses, services or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We are a new management team and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

●	disruption in our relationships with customers, distributors or suppliers as a result of such a transaction;
●	unanticipated liabilities related to acquired companies;
●	difficulties integrating acquired personnel, technologies and operations into our existing business;
●	diversion of management time and focus from operating our business to acquisition integration challenges;
●	increases in our expenses and reductions in our cash available for operations and other uses; and
●	possible write-offs or impairment charges relating to acquired businesses.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Also, the anticipated benefit of any acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

Risks related to Government Regulation and Diagnostic Services Reimbursement

If the FDA changes the requirements of Laboratory Development Tests, our business could be adversely affected.

Laboratory developed tests, or LDTs, are a subset of IVD tests that are designed, manufactured and used within a single laboratory. The FDA maintains that LDTs are medical devices and has for the most part exercised enforcement discretion for most LDTs. A significant change in the way that the FDA regulates any LDTs that we, our collaborators or our customers develop using our technology could affect our business. The FDA has considered the appropriate way to regulate such tests, but after publishing several draft guidances and holding a number of public hearings and workshops, no final guidance has been issued. However, if the FDA requires laboratories to undergo premarket review and comply with other applicable FDA requirements in the future, the cost and time required to commercialize an LDT will increase substantially, and may reduce the financial incentive for laboratories to develop LDTs, which could reduce demand for our instruments and our other services.

Failure to comply with applicable FDA requirements could subject us to misbranding or adulteration allegations under the Federal Food, Drug, and Cosmetic Act.

We could be subject to a range of enforcement actions, including warning letters, injunctions, civil monetary penalties, criminal prosecution, and recall and/or seizure of services, as well as significant adverse publicity. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our services, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our services, if required.

Foreign jurisdictions have laws and regulations similar to those described above, which may adversely affect our ability to market our services as planned in such countries. The number and scope of these requirements are increasing. As in the United States, the cost and time required to comply with regulatory requirements may be substantial, and there is no guarantee that we will obtain the necessary authorization(s) required to make our services commercially viable. As a result, the imposition of foreign requirements may also have a material adverse effect on the commercial viability of our operations.

We expect to rely on third parties in conducting many required future studies that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct clinical trials or other studies that may be required to obtain FDA and other regulatory clearance or approval for future data-generating services. Accordingly, we expect that we would rely on third parties, such as clinical investigators, consultants, and collaborators to conduct such studies if needed. Our reliance on these third parties for clinical and other development activities would reduce our control over these activities. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised, we may not be able to obtain regulatory clearance or approval.

If data-generating procedures that are enabled by our technology are subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, our business could be harmed.

Our ability to commercialize data-generating assays based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available to customers of ours ranging from government health programs, private health insurers and other third-party payors. In the United States, the principal decisions about reimbursement for new technologies are often made by the Centers for Medicare and Medicaid Services, or CMS. Private payors often follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payments for particular services and procedures. We cannot be sure that coverage will be available for any data-generating assays based on our technology, and, if coverage is available, the level of payments. Reimbursement may impact the demand for those tests. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any tests for which we receive marketing authorization to our customers.

Current and future legislation may increase the difficulty and cost to obtain marketing approval of and commercialize any services based on our technology and affect the prices that may be obtained.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The current administration supports a repeal of the ACA and an Executive Order has been signed commanding federal agencies to try to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. The Executive Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the States more flexibility and control to create a more free and open healthcare market.” In addition, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the ACA. The U.S. Senate could adopt the American Health Care Act as passed by the U.S. House of Representatives or other legislation to amend or replace elements of the ACA. It is uncertain whether the American Health Care Act will become law. At this time, the immediate impact of the Executive Order is not clear, and we cannot know how any legislation that may be passed to amend or replace the ACA will impact our business in the United States.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the covered pricing and reimbursement that our customers will receive for any cleared or approved services. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of our services for which our customers receive marketing approval.

In addition, sales of our assays outside of the United States will subject us to foreign regulatory requirements, which may also change over time.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The expansion in government’s effect on the United States healthcare industry may result in decreased profits to us, lower reimbursements by payors for our services or reduced medical procedure volumes, all of which may adversely affect our customers’ and indirectly our business, financial condition and results of operations.

Risks Related to Our Operations

We depend on our information technology systems, and any failure of these systems could harm our business.

We depend on information technology and telecommunications systems to operate our business. We will install, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, accounting, manufacturing, inventory control, financial controls and reporting, sales administration, data and other infrastructure operations. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, network design, and automatic countermeasure operations of our technical systems, when in place. These information technology and telecommunications systems will support a variety of functions, including laboratory operations, quality control, customer service support, and general administrative activities.

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers, when operational, would be potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. Despite the precautionary measures we expect to take in order to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party suppliers could prevent us from operating our business and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we will collect and store sensitive data, intellectual property and proprietary business information owned or controlled by ourselves or our customers. This data encompasses a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; inappropriate disclosure; inappropriate modification; and inadequate monitoring of our controls over the first three risks.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we will devote significant resources to protecting such information. Although we will take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could adversely affect our reputation and our business.

We face risks related to handling of hazardous materials and other regulations governing environmental safety.

Our laboratory operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials and the generation, transportation and storage of waste. Although we will secure clearance from the EPA where necessary, our business could be adversely affected if we discover that we or an acquired business is not in material compliance with these rules and regulations. In the future, we may pursue the use of other surfactant substances that will require clearance from the EPA, and we may fail to obtain such clearance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.

Risks Related to Intellectual Property

If we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed.

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2018, we owned or exclusively licensed 8 granted U.S. patents and no pending U.S. patent applications. However, under our licenses we have the option to exclusively license pending patent applications and granted patents in particular jurisdictions outside of the United States. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

We cannot assure investors that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted.

It is possible that, for any of our patents that have granted or that may grant in the future, others will design around our patented technologies. Further, we cannot assure investors that other parties will not challenge any patents granted to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or to such patents being interpreted narrowly or otherwise in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:

●	We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or granted patents;
●	We or our licensors might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office, or USPTO, that could result in substantial cost to us. No assurance can be given that our patent applications or granted patents (or those of our licensors) will have priority over any other patent or patent application involved in such a proceeding;
●	Others may independently develop similar or alternative services and technologies or duplicate any of our services and technologies;
●	It is possible that our owned or licensed pending patent applications will not result in granted patents, and even if such pending patent applications grant as patents, they may not provide a basis for intellectual property protection of commercially viable services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;
●	We may not develop additional proprietary services and technologies that are patentable;
●	The patents of others may have an adverse effect on our business; and
●	We will apply for patents covering our services and technologies and uses thereof, as we deem appropriate.

However, we may fail to apply for patents on important services and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ services, our competitive position could be adversely affected, as could our business.

Software is a critical component of our instruments. To the extent such software is not protected by our patents, we depend on trade secret protection and non-disclosure agreements with our employees, strategic partners and consultants, which may not provide adequate protection.

The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights.

In addition to pursuing patents on our technology, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Moreover, if a party having an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, the outcome would be unpredictable, and any remedy may be inadequate. In addition, courts outside the United States may be less willing to protect trade secrets.

In addition, competitors could purchase our services and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property does not adequately protect our market share against competitors’ services and methods, our competitive position could be adversely affected, as could our business.

If we enter into future arrangements involving government funding, and we make inventions as a result of such funding, intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh-Dole Act. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects.

We depend on technology that is licensed to us by GMU and the NIH. Any loss of our rights to this technology could prevent us from selling our services.

Our core TheraLink® technology is licensed exclusively to us from GMU. We do not own the patents that underlie this license. Our rights to use this technology and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of the license. Our principal obligations under our license agreement with GMU are as follows:

●	royalty payments;
●	milestone payments;
●	annual maintenance fees;
●	using commercially reasonable efforts to develop and sell services using the licensed technology and developing a market for such services;
●	paying and/or reimbursing fees related to prosecution, maintenance and enforcement of patent rights; and
●	providing certain reports.

If we breach any of these obligations, GMU may have the right to terminate the license, which could result in our being unable to develop, manufacture and sell our TheraLink® services or a competitor’s gaining access to the TheraLink® technology. Termination of our license agreement with GMU would have a material adverse effect on our business.

In addition, we are a party to a number of other agreements that include licenses to intellectual property, including non-exclusive licenses. We expect that we may need to enter into additional license agreements in the future. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

As we have done previously, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future services, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current or future services in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected services, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

Licensing of intellectual property is important to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our services, and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected services, or the dispute may have an adverse effect on our results of operation.

In addition to agreements pursuant to which we in-license intellectual property, we may in the future grant licenses under our intellectual property. Like our in-licenses, our out-licenses are expected to be complex and disputes may arise between us and our licensees, such as the types of disputes described above. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such an occurrence could have an adverse effect on our business.

If we or any of our partners are sued for infringing intellectual property rights of third parties, it would be costly and time consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Our success also depends on our ability to develop, manufacture, market and sell our services and perform our services without infringing upon the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing services. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors may claim that our services infringe their intellectual property rights.

We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against claims of infringement made by third parties. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse impact on our ability to conduct our business and our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer one or more services and could result in a substantial award of damages against us. In addition, since we sometimes indemnify customers, collaborators or licensees, we may have additional liability in connection with any infringement or alleged infringement of third-party intellectual property.

Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents upon which our services or proprietary technologies may infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed by our technology or any of our services. There is a substantial amount of litigation involving patent and other intellectual property rights in our industry. If a third-party claims that we or any of our licensors, customers or collaboration partners infringe upon a third-party’s intellectual property rights, we may have to:

●	seek to obtain licenses that may not be available on commercially reasonable terms, if at all;
●	abandon any infringing services or redesign our services or processes to avoid infringement;
●	pay substantial damages including, in an exceptional case, treble damages and attorneys’ fees, which we may have to pay if a court decides that the services or proprietary technology at issue infringes upon or violates the third-party’s rights;
●	pay substantial royalties or fees or grant cross-licenses to our technology; or
●	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. In the event of infringement or unauthorized use, we may file one or more infringement lawsuits, which can be expensive and time consuming. An adverse result in any such litigation proceedings could put one or more of our patents at risk of being invalidated, being found to be unenforceable or being interpreted narrowly and could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring our services to market.

In addition, patent litigation can be very costly and time consuming. An adverse outcome in such litigation or proceedings may expose us or any of our future development partners to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

Our issued patents could be found invalid or unenforceable if challenged in court, which could have a material adverse impact on our business.

If we or any of our partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the challenged patent. Such a loss of patent protection would have a material adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us, which could subject us to costly litigation.

As is common in the life sciences industry, we engage the services of consultants and independent contractors to assist us in the development of our services. Many of these consultants and independent contractors were previously employed at, or may have previously or may be currently providing consulting or other services to, universities or other technology, biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims that our company, a consultant or an independent contractor inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. We may similarly be subject to claims stemming from similar actions of an employee, such as one who was previously employed by another company, including a competitor or potential competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team. If we were not successful, we could lose access or exclusive access to valuable intellectual property.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution.

In addition, we sometimes enter into agreements where we provide services to third parties, such as customers. Under such circumstances, our agreements may provide that certain intellectual property that we conceive in the course of providing those services is assigned to the customer. In those cases, we would not be able to use that particular intellectual property in, for example, our work for other customers without a license.

We may not be able to protect our intellectual property rights throughout the world, which could materially, negatively affect our business.

Filing, prosecuting and defending patents on current and future services in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, regardless of whether we are able to prevent third parties from practicing our inventions in the United States, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing services made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own services, and further, may export otherwise infringing services to territories where we have patent protection, but enforcement is not as strong as it is in the United States. These services may compete with our services and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents or marketing of competing services in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license and may adversely impact our business.

In addition, we and our partners also face the risk that our services are imported or reimported into markets with relatively higher prices from markets with relatively lower prices, which would result in a decrease of sales and any payments we receive from the affected market. Recent developments in U.S. patent law have made it more difficult to stop these and related practices based on theories of patent infringement.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our services.

As is the case with other life science industry companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents involve both technological complexity and legal complexity. Therefore, obtaining and enforcing patents is costly, time-consuming and inherently uncertain. In addition, the America Invents Act, or the AIA, was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.

Among some of the other changes introduced by the AIA are changes that limit where a patent holder may file a patent infringement suit and providing additional opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our owned and in-licensed U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. In some cases, our licensors may be responsible for, for example, these payments, thereby decreasing our control over compliance with these requirements.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected.

Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents that have, or may, issue from our owned or in-licensed patent applications;
●	we might not have been the first to make the inventions covered by a pending patent application that we own or license;
●	we might not have been the first to file patent applications covering an invention;
●	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
●	pending patent applications that we own or license may not lead to issued patents;
●	patents, if issued, that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
●	we may not be able to obtain and/or maintain necessary or useful licenses on reasonable terms or at all;
●	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
●	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
●	we may not develop or in-license additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business and results of operations.

Investing in the Company is a highly speculative investment and could result in the loss of your entire investment. A purchase of the offered Securities is significantly speculative and involves significant risks. The offered Securities should not be purchased by any person who cannot afford the loss of his or her entire purchase price. The business objectives of the Company are also speculative, and we may be unable to satisfy those objectives. For these reasons, each prospective investor of the offered Securities should read this Memorandum and all of its Exhibits carefully and consult with their attorney, business advisor, and/or investment advisor.

We depend on key personnel, and if we lose the services of any of our future principal executive officers, we may not be able to run our business effectively.

We will be dependent upon the efforts of our principal executive officers. The loss of any of our future principal executive officers could affect our ability to run our business effectively. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and there can be no assurance that we can retain our personnel. The loss of a member of senior management requires the remaining executive officers to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our senior executive positions on a timely basis could adversely affect our ability to implement our business strategy, which would negatively impact our results of operations.

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries. Our ability to preserve our trade secrets and other intellectual property is also important to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and our ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular data-generating assays tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	we or our licensors were the first to make the inventions covered by each of our patent applications;

●	we or our licensors were the first to file patent applications for these inventions;

●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

●	any of our or our licensors’ patent applications will result in issued patents;

●	any of our or our licensors’ patents will be valid or enforceable;

●	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable tests, or will provide us with any competitive advantages or will not be challenged by third parties;

●	we will develop additional proprietary technologies or tests that are patentable;

●	the patents of others will not have an adverse effect on our business; or

●	our patents or patents that we license from others will survive legal challenges and remain valid and enforceable.

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

Our tests may also conflict with patents that have been or may be granted to others. Our industry includes many organizations that have or are seeking to discern biomarkers and develop proteomic and other technologies. To the extent any patents are issued or have been issued to those organizations, the risk increases that the sale of our molecular diagnostic and companion diagnostic tests currently being marketed or under development may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering biomarkers that are similar or identical to our tests. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing or marketing our tests. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our tests could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources.

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

We license intellectual property that is critical to our business, including licenses underlying the technology in our molecular diagnostic and pharmaceutical and clinical services, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from distributing our current tests, or inhibit our ability to commercialize future test candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

Risks Related to Our Medical Data-Generating Testing Business and Strategy

We may not be successful in transitioning from our existing product portfolio to our new products. We may not be able to generate sufficient revenue from our existing tests and our new tests or develop new tests to maintain profitability.

We believe our future success is dependent upon our ability to successfully market our existing molecular data-generating assays to additional patients within the United States, to expand into new markets outside the United States, and to develop and commercialize new molecular diagnostic and companion diagnostic tests.

For example, because most of our molecular diagnostic tests may only be utilized once per patient, we will need to sell our services through physicians to new patients or develop new molecular data-generating assays in order to continue to generate revenue. Our pipeline of new molecular diagnostic and companion diagnostic test candidates is in various stages of development and may take several more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional molecular diagnostic or companion diagnostic tests through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests or services for commercial use, we may not be able to develop tests or services that:

●	meet applicable regulatory standards, in a timely manner or at all;

●	successfully compete with other technologies and tests;

●	avoid infringing the proprietary rights of others;

●	are adequately reimbursed by third-party payors;

●	can be performed at commercial levels or at reasonable cost; or

●	can be successfully marketed.

We must generate significant revenue to maintain profitability. Even if we succeed in our existing molecular data-generating assays to physicians for use in new patients and in developing and commercializing any additional molecular diagnostic tests and companion diagnostic tests, we may not be able to generate sufficient revenue and we may not be able to maintain profitability.

We may not become profitable on a quarterly or annual basis.

In order to develop and commercialize our molecular diagnostic and companion diagnostic test candidates, we expect to incur significant expenses over the next several years as we increase our research and development activities, expand clinical validation trials for our molecular data-generating assays and companion diagnostic tests currently in development, potentially license or acquire additional companies or technologies and engage in commercialization activities in anticipation of the launch of additional molecular data-generating assays and companion diagnostic tests. Because of the numerous risks and uncertainties associated with developing our tests and their potential for commercialization, we are unable to predict the extent of any future profits. If we are unable to sustain or increase profitability, the market value of our common stock will likely decline. Our ability to maintain profitability will depend upon numerous factors, including:

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

If we cannot successfully launch our molecular data-generating assays and are unable to secure additional funding, we may have to exit the market place.

To develop and bring new molecular data-generating assays and companion diagnostic tests to market, we must commit substantial resources to costly and time-consuming research, development testing and clinical testing. If we are unable to secure adequate funding, we may be required to reduce research and development projects, limit sales and marketing activities, reduce headcount or potentially even discontinue operations. Our future capital requirements will depend on many factors that are currently unknown to us, including:

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

In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market, add experienced management personnel and increase our test offerings. However, these acquisitions may not achieve profitability or generate a positive return on our investment. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

●	we may have difficulty integrating operations and systems;

●	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

●	we may not be successful in launching new molecular diagnostic tests or companion diagnostic tests, or if those tests are launched, they may not prove successful in the market place;

●	we may experience additional financial and accounting challenges and complexities in areas such as planning and financial reporting;

●	we may assume or be held liable for risks and liabilities, including for environmental-related costs, as a result of our acquisitions, some of which we may not discover during our due diligence;

●	we may incur significant additional operating expenses;

●	our ongoing business may be disrupted or receive insufficient management attention; and

●	we may not be able to realize synergies, the cost savings or other financial and operational benefits we anticipated, or such synergies, savings or benefits may take longer than we expected.

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

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information.

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

We currently rely on a small number of suppliers to provide our LCM and arrayer equipment, content enrichment equipment, multiplex protein analysis equipment, robots, and specialty reagents and laboratory supplies required in connection with our research. We believe that currently there are limited alternative suppliers of these equipment, robots, and reagents. The equipment, robots, or the reagents may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional or alternative equipment, robots, or an adequate supply of reagents or other ingredients at commercially reasonable rates, our ability to continue to perform molecular data-generating assays and pharmaceutical and clinical services would be adversely affected.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our tests.

The clinical laboratory and testing fields are intense and highly competitive. Tests that are developed are characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and other research institutions. Some of our potential competitors have considerably greater financial, technical, marketing and other resources than we do. We could be adversely affected if we do not discover proteins or biomarkers and characterize their function, develop molecular diagnostic and pharmaceutical and clinical services based on these discoveries, obtain required regulatory and other approvals and launch these tests and their related services before our competitors. We also expect to encounter significant competition with respect to any molecular data-generating assays and companion diagnostic tests that we may develop or commercialize. Those companies that bring to market new molecular data-generating assays and companion tests before we do may achieve a significant competitive advantage in marketing and commercializing their tests. We may not be able to develop additional molecular data-generating assays successfully and we or our licensors may not obtain or enforce patents covering these tests that provide protection against our competitors. Moreover, our competitors may succeed in developing molecular data-generating assays and companion diagnostic tests that circumvent our technologies or tests. Furthermore, our competitors may succeed in developing technologies or tests that are more effective or less costly than those developed by us or that would render our technologies or tests less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known and changes in intellectual property laws generate challenges to our intellectual property position.

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover proteins and biomarkers, and to validate and commercialize molecular data-generating assays and companion diagnostic tests could be adversely affected.

We have relationships with research collaborators at academic and other institutions who would conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover proteins and biomarkers involved in human disease and validate and commercialize molecular data-generating assays and companion diagnostic tests will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

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

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. We are currently recruiting additional qualified management, scientific and technical personnel. Competition for such personnel is intense. Loss of the services of or failure to recruit additional key management, scientific and technical personnel would adversely affect our research and development programs and molecular data-generating assays and pharmaceutical and clinical services business and may have a material adverse effect on our business as a whole.

As we expand our commercial tests, we may be required to incur significant costs and devote significant efforts to expand our existing tests sales and marketing capabilities.

Our sales and marketing experience and capabilities consist primarily of our sales force that markets our cancer-related molecular data-generating tests to oncologists and biopharmas. We have limited sales and marketing experience outside the United States. As we expand our business operations internationally, we expect to face a number of additional costs and risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

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

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many private third-party payors, for laboratory testing services. As a condition of CLIA certification, our laboratory is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by CMS; a CMS agent (typically a state agency); or, if the laboratory holds a CLIA certificate of accreditation, a CMS-approved accreditation organization. Sanction for failure to comply with CLIA requirements, including proficiency testing violations, may be suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Some states have enacted state licensure laws that are more stringent than CLIA. We are also subject to laws and regulations governing our reference laboratory in Germany. Changes in state or foreign licensure laws that affect our ability to offer and provide diagnostic services across state or foreign country lines could materially and adversely affect our business. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries.

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

While the FDA does not currently regulate the activities or tests performed by laboratories like our clinical laboratories, the FDA has stated that it has the right to do so if pre-market review is required, our business could be negatively impacted if we are required to stop selling molecular data-generating assays pending their clearance or approval or the launch of any new tests that we develop could be delayed by new requirements.

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

If the government and third-party payors fail to provide coverage and adequate payment for our assays and future tests, if any, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, sales of our molecular data-generating assays or any future diagnostic tests will depend in large part, upon the availability of reimbursement from third-party payors. Such third-party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic tests they will pay for and the amounts that they will pay for new molecular diagnostic tests. We may experience price reductions from CMS for some of our products and may experience future price reductions from managed care organizations and other third-party payors. The fact that a diagnostic test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic test will remain approved for reimbursement or that similar or additional diagnostic tests will be approved in the future. As a result, third-party payors may not cover or provide adequate payment for our current or future molecular diagnostic tests. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Prior to September 19, 2018, our common stock traded on the OTC Pink market place maintained by OTCMarkets, Inc. On September 18, 2018, our common stock was suspended by the Securities and Exchange Commission (the “Commission”) due to a lack of current information as a result of the failure to file certain periodic reports under the Company’s reporting obligations with the Commission. Since such time, our common stock is no longer quoted on the OTCQB. As a result, our common stock is currently quoted on the Grey Sheet, but not on any exchange or inter-dealer quotation system. There is a minimal trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the many market place maintained by OTCMarkets, Inc.). You may not be able to sell your shares due to the absence of a trading market.

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

Until registered for resale, investors must bear the economic risk of an investment in our common stock for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a six-month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. However, our securities currently are not eligible for the Rule 144 exemption. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of our availability.

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

If we are required for any reason to repay our outstanding indebtedness, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay such indebtedness, if required, could result in legal action against us, which could require the sale of all of our assets, which sale may not result in our company receiving adequate funds to pay off this debt.

In November 2016, we issued convertible promissory notes with an aggregate principal amount of $40,000, which are currently in default. In addition, in connection with certain exchange agreements entered into in May 2018, we issued convertible and non-convertible notes with an aggregate principal amount of $260,091. The non-convertible promissory notes issued in May 2018 are due with a range of one to two years from the date of issuance, unless sooner, repayable upon an event of default. Our convertible promissory note issued to Coastal Investment Partners in May 2018 is due November 25, 2019. In the event that convertible debt is not convert into shares of common stock or our non-convertible notes are not paid when due, we will be required to repay such indebtedness, and we would be required to use our limited working capital and raise additional funds. If we were unable to repay the indebtedness when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, results of operations and financial condition.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, results of operations and financial condition. If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot guarantee that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our existing indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of September 30, 2018, the Company leases corporate office space and the lab located in Golden, Colorado on a month-to-month basis for a total of $8,587 per month. For the years ended September 30, 2018 and 2017, total rent expense was $74,637 and $61,238 respectively.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, the Company may be involved in legal proceedings, claims and, assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of September 30, 2018, except as discussed below.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

On September 18, 2018, the Company was informed that trading in the Company’s common stock has been temporarily suspended by the Securities and Exchange Commission (the “Commission”) due to a lack of current information as a result of the failure to file certain periodic reports under the Company’s reporting obligations with the Commission. The trading halt commenced on September 19, 2018. As of the date of this Annual Report on Form 10-K, there is currently no public market for our common stock. Prior to this date, our common stock traded on the OTC Pink Marketplace maintained by OTC Markets, Inc. under the symbol “AVDX.” Prior to February 18, 2014, there was no public market for our common stock. The closing price of our common stock on OTC Pink Marketplace as of September 18, 2018 was $0.0265 per share. The following table sets forth the range of high and low bid quotations as reported on the OTC Pink for the periods indicated.

Fiscal Year Ended September 30, 2017	High	Low
Quarter ended September 30, 2017	$0.10	$0.02
Quarter ended June 30, 2017	$0.29	$0.04
Quarter ended March 31, 2017	$0.36	$0.16
Quarter ended December 31, 2016	$0.40	$0.15

Fiscal Year Ended September 30, 2018	High	Low
Quarter ended September 30, 2018 (through September 18, 2018)	$0.0265	$0.01
Quarter ended June 30, 2018	$0.03	$0.01
Quarter ended March 31, 2018	$0.03	$0.01
Quarter ended December 31, 2017	$0.03	$0.01

Holders of Common Stock

As of September 30, 2018, we had 94 holders of record of our common stock.

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

Recent Sales of Unregistered Securities.

Except as otherwise set forth below, any offer, sale and issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

On July 1, 2018, the Company entered into a securities purchase agreement with Jeffrey Busch, the Company’s executive chairman, pursuant to which the Company sold an aggregate of ten thousand five hundred (10,500) shares of its Series A Preferred Stock for aggregate gross proceeds of $10,500.

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

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this annual report on Form 10-K includes statements about:

●	our plans to identify and acquire products that we believe will be prospective for acquisition and development;

●	concentration of our customer base;

●	our ability to maintain pricing;

●	the cyclical nature of the health care industry;

●	deterioration of the credit markets;

●	delays in obtaining required regulatory approvals;

●	our ability to raise additional capital to fund future capital expenditures;

●	increased vulnerability to adverse economic conditions due to indebtedness;

●	competition within the health care industry;

●	asset impairment and other charges;

●	our limited operating history on which investors will evaluate our business and prospects;

●	our identifying, making and integrating acquisitions;

●	our ability to obtain raw materials and specialized equipment;

●	technological developments or enhancements;

●	loss of key executives;

●	management control over stockholder voting;

●	the ability to employ skilled and qualified workers;

●	work stoppages and other labor matters;

●	hazards inherent to the health care industry;

●	inadequacy of insurance coverage for certain losses or liabilities;

●	regulations affecting the health care industry;

●	federal legislation and state legislative and regulatory initiatives relating to health care;

●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;

●	future legislative and regulatory developments;

●	our beliefs regarding the future of our competitors;

●	our expectation that the demand for our products will eventually increase; and

●	our expectation that we will be able to raise capital when we need it.

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

The Company is now a commercial-stage molecular data-generating company that focuses on the development and commercialization of a series of proprietary data-generating assays that provide important actionable information for physicians and patients, as well as biopharmas, in the areas of oncology. Avant was originally named Arrayit Diagnostics, Inc. which was formed as a majority owned subsidiary of Arrayit Corporation (“Arrayit”) through a technology transfer in July 2009. In January 2013, the Company effected a name change to Avant Diagnostics, Inc.

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

As of September 30, 2017, the Company closed down its CAP/CLIA certified lab in Gaithersburg, Maryland and started looking for a new location.

During the year ended September 30, 2018, we experienced the following corporate developments:

As of September 30, 2018, there remained a total of 3,510,000 shares of common stock that still had not been converted by Avant stockholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the stockholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the stockholders must convert their shares and, as of the date of this report, the shares have not been issued.

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

In connection with the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”), the Company acquired a CLIA laboratory located in Gaithersburg, Maryland. THI is a leading developer of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. THI had used these proteomic technologies to support the drug development programs of many major pharmaceutical and biotechnology drug development companies. THI is also providing these testing capabilities to clinical oncologists to advance personalized medicine through its TheraLink® data-generating assays.

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

Once the Company reacquired the equipment for the laboratory, management undertook a review of the Company’s current operations and decided to move the CLIA laboratory from Maryland to Golden, Colorado (the “New Lab”) In connection with the relocation to the New Lab, the Company executed a lease, built out the space for the New Lab and moved the equipment from Maryland to Colorado. In connection with this relocation, management, in consultation with scientists from George Mason University, the licensor of the Company’s Theralink technology (“Licensor”), evaluated the status of the Company’s equipment. It was determined that the equipment was not properly maintained and was left in poor working order by prior management. As a result, the Company had to spend approximately $152,209 during the fiscal year ended September 30, 2018 to have the equipment fixed for the New Lab, so the Licensor could assist management with the set up and validation of the equipment to be used for the technology. The Company continues to build out the lab and plans to have it operational during the fiscal year ended September 30, 2019.

Results of Operations

Comparison of the Year Ended September 30, 2018 to the Year Ended September 30, 2017

Net Loss. For the year ended September 30, 2018, we had a net loss of $2,371,797 compared to a net loss of $9,585,928 for the year ended September 30, 2017. The decrease in loss was primarily due to a decrease in professional fees cost decreased from $5,692,332 for the year ended September 30, 2017 to $935,278 for the year ended September 30, 2018. Also, a decrease in general and administrative expense from $2,589,795 for the year ended September 30, 2017 to $1,376,358 for the year ended September 30, 2018.

Revenue

Revenues earned as of September 30, 2018 and 2017 are $-0- and $255,951 respectively. Cost of revenue for September 30, 2018 and 2017 are $-0- and $27,672 giving the Company a gross profit of $-0- and $228,279, respectively.

Operating Expenses

General and administrative expenses decreased by $1,213,437 from $2,589,795 to $1,376,358 for the year ended September 30, 2018, as compared to the same period in 2017. The overall decrease is primarily the result of a decrease in investor relations, insurance, legal settlements, and licensing fees. Professional fee expenses decreased by $5,027,054 from $5,992,332 to $935,278 for the same period, respectively, which was primarily due to a decrease in the utilization of outside consultants, director fees, and accounting fees.

Other Expenses

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the years ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Current assets	$30,896	$1,348
Current liabilities	2,748,468	4,252,921
Working capital	$(2,717,572)	$(4,251,573)

The increase in working capital is due to decrease in current liabilities. The increase in working capital is due to an increase in current assets from lowering of derivative liability and a decrease in convertible notes payable to related party.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30, 2018 and 2017:

	Twelve Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(3,025,880)	$322,171
Net cash provided by (used in) investing activities	(6,699)	(41,687)
Net cash provided by financing activities	3,062,127	(279,987)
Change in cash	$29,548	$497

Total net cash decreased due to a decrease in cash provided by operating activities which was offset by changes in our operating assets and liabilities of $1,108,226, amortization and depreciation of $463,524, and with loss on change in derivative liability of ($1,454,130) for the year ended September 30, 2018. Net cash used in investing activities for the year ended September 30, 2018 compared to September 30, 2017 was primarily from licensing and other assets of ($6,699) and ($41,687), respectively. Net cash provided by financing activities for the year ended September 30, 2018 is due to net cash paid due to convertible notes, warrants, preferred stock, and common stock of $3,062,127 compared to net cash loss of ($279,987) for September 30, 2017.

Going Concern

The consolidated financial statements contained in this annual report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through September 30, 2018 of $33.53 million. Presently, we may not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Subsequent to September 30, 2018, the Company continues to incur net losses from operating activities. The Company has been able to allocate much of the funds raised through private financing directly toward obtaining FDA approval for Theralink® and a minimal amount of cash has been used towards operating activities. Most of the contracts are paid with Company stock instead of cash or at reduced rates. Without the continued support of our investors, contracted professionals, and vendors the Company would not be able to continue.

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

Contractual Obligations and Commitments

We have $289,091 contractual obligations as of September 30, 2018.

As of September 30, 2018, the Company had the following long-term debt obligations.

	Payment due by period
		Less than
Contractual Obligations	Total	1 year	1-3 years

Long Term Debt	$289,091	$55,000	$234,091

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial for end of the year September 30, 2018 and 2017, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of September 30, 2018 and 2017, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2018, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2018 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018.

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during the fiscal year ended December 31, 2019:

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the fiscal year ended September 30, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names, ages and positions of our directors and executive officers as of September 30, 2018, are as follows:

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

Mick Ruxin. Dr. Ruxin was appointed as chief executive officer of the Company effective as of May 25, 2018 and as a director of the Company effective June 22, 2018. Dr. Ruxin has been a strategic advisor to the Company since December 2017. Previously, Dr. Ruxin was the Chairman, CEO and Founder of Global Med Technologies, Inc. (GLOB). He grew GLOB from a foundational concept to an international medical software company, specializing in FDA approved software, with specific diagnostic capabilities, and serving over 30 countries on 4 continents. Under his leadership, GLOB had its initial financing, its public offering and subsequent follow-on financings. Dr. Ruxin also founded PeopleMed, Inc., a validation and chronic disease management software subsidiary of GLOB. In addition, he conceived and executed the acquisition and financing of Inlog, a French software company serving the EU, becoming the Directeur General and responsible for European Operations—and eDonor, a US based regulated software company serving domestic and international blood donor centers. Prior to Dr. Ruxin engineering the sale of GLOB to a NYSE company, Haemonetics Corp. (HAE), he led his team to national prominence by being awarded the #1 position in quality of product and customer service against billion-dollar software companies, rated by an industry-respected, independent software rating service. After GLOB’s acquisition by Haemonetics, Dr. Ruxin was asked to stay with the company through the transition. Dr. Ruxin was on the Executive Management Team (EMT) at Haemonetics for approximately 6 months after the merger. The EMT was responsible for diagnostic strategies and identified domestic and international software opportunities for the Company. Before founding Global Med Technologies, Dr. Ruxin founded and was President and CEO of DataMed International, Inc. (DMI), a private, international drugs of abuse management company (from 1989-1997). DMI’s clients included FedEx, International Multi-Foods, Los Alamos National Laboratories, Chevron, ConAgra, Nestles and AT&T, among over 500 other companies. Dr. Ruxin was one of the first 10 certified Medical Review Officers in the country, and he participated in writing the Federal legislation for drugs of abuse testing. Dr. Ruxin received his M.D. degree from the University of Southern California and his B.A degree in Philosophy from the University of Pittsburgh.

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

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. Our non-employee directors were not compensated for their services to the Company during the fiscal year ended September 30, 2018.

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

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no filings were required, the Company believes that during the fiscal year ended September 30, 2018, all filings required under Section 16(a) have been filed, except that every filing that was required to be made was not filed timely except the Form 3 filed by John Brugmann.

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

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Mick Ruxin, M.D. (3)	2018	250,000	–	–	–	$250,000
Former Chief Executive
Officer, President, and Director
Gregg Linn (1)	2017	240,000	–	–	54,000	$294,000
Philippe Goix (2)	2017	120,000	15,000	–	–	$135,000

(1)	Mr. Linn resigned as CEO of the Company on June 2, 2017. In accordance with the terms of his employment agreement, Mr. Linn was entitled to receive an annual salary of $240,000, a yearly automobile allowance of $18,000 as well as yearly payments for health insurance equal to $36,000. The amounts were accrued but some have not been paid as of the date of this Annual Report. Pursuant to a separation agreement entered into with Mr. Linn, the Company paid him a lump sum payment of $30,000, $5,378.41 in reimbursement of expenses, and will pay him $180,000 when the Trigger Event happens in accordance with the terms of the separation agreement.

(2)	Mr. Goix joined the Company as CEO on June 20, 2017. As compensation for his service, Mr. Goix was to be paid an annual salary of $120,000 at a rate of $10,000 per month, entitled to a signing bonus of $15,000 and reimbursed for accrued travel expenses incurred during the CEO recruitment process of $4,500. Mr. Goix resigned on December 15, 2017 as the CEO and Director of the Company. Pursuant to a separation agreement entered into with Mr. Goix, the Company will pay a lump sum of $27,346.84 pursuant to the Trigger Event happening in accordance with the terms of the separation agreement.

(3)	Dr. Ruxin joined the Company as CEO and President on May 25, 2018. As compensation for his services, Dr. Ruxin will be paid an annual salary of $250,000. Dr. Ruxin accrued $29,574 in salary and wages during the fiscal year ended September 30, 2018. As of September 30, 2018, Dr. Ruxin has been paid $104,166 in consulting fees and $29,574 in salary and wages.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by named executive officers as of September 30, 2018.

Stock Awards
	Number of shares or units of stock	Market value of shares or units of stock
Name	that have not vested (#)	that have not vested (#)

Gregg Linn	7,500,000	$900,000
Philippe Goix	-	$-
Mick Ruxin	-	$-
Jeffrey Busch	-	$-

Employment Agreements

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2018 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

Except as otherwise set forth below, the business address of each person listed below is 1050 30th Street NW, Suite 107, Washington, D.C. 20007.

		Number of Shares		Percentage
Title of Class	Name and Address	Owned		Owned (1)
	5% Stockholders
Series A Preferred Stock	Jeffrey Busch	230,000	(2)	12.16%
Series A Preferred Stock	Infusion 51a L.P. 233 S. Wacker Drive, 84th Floor Chicago, IL 60606	344,215	(2)(6)	18.20%
Series A Preferred Stock	Coastal Investment Partners LLC 81 Prospect St. Brooklyn, NY 11201	192,832	(2)	10.20%
Series A Preferred Stock	Kelly Family Trust 20 Kittansett Loop Henderson, NV 89052	150,000	(2)	7.93%
Series A Preferred Stock	Rajesh Shrotriya, M.D.	150,000	(2)	7.93%
Series A Preferred Stock	Anand Gokel 3754 Benton Street Santa Clara, CA 95051	124,587	(2)	6.59%
Series B Preferred Stock	Infusion 51a L.P. 233 S. Wacker Drive, 84th Floor Chicago, IL 60606	17,347,619	(3)(6)	67.72%
Series B Preferred Stock	Anand Gokel 3754 Benton Street Santa Clara, CA 95051	3,696,328	(3)	14.43%
Series B Preferred Stock	Xpress Group International Limited Unit B, 17th Floor, Greatmany Centre, 109-111 Queen's Road East, Wan Chai, Hong Kong	3,067,542	(3)	11.98%
Common Stock	Amarantus BioScience Holdings, Inc.	109,342,073		32.45%
	655 Montgomery Street Ste 900
	San Francisco, CA 94111
Common Stock	Gregg Linn	52,410,976	(5)	15.56%
	10994 E Beck Lane
	Scottsdale AZ 85255
Common Stock	Arrayit Corporation	32,750,000		9.72%
	927 Thompson Place
	Sunnyvale, CA 94085
Common Stock	Theranostics Health LLC	25,000,000.00		7.42%
	15010 Broschart Rd. Ste. 200
	Rockville, MD 20850
Common Stock	Gerald Commissiong	20,000,000	(4)	5.94%
	2264 Raleigh Rd.
	Hummelstown PA 17036

	Directors and Officers
Series A Preferred Stock	Jeffrey Busch	230,000	(2)	12.16%
Series A Preferred Stock	Michael Ruxin, M.D.	25,000	(2)	1.32%
Common Stock	Scott VanderMeer	14,598,333	(6)	4.33%
Common Stock	Jeffrey Stephens	14,598,333	(6)	4.33%
Series A Preferred Stock	Scott VanderMeer	433,471	(2)(6)	22.92%
Series A Preferred Stock	Jeffrey Stephens	433,471	(2)(6)	22.92%
Series B Preferred Stock	Scott VanderMeer	18,472,995	(3)(6)	72.11%
Series B Preferred Stock	Jeffrey Stephens	18,472,995	(3)(6)	72.11%
Common Stock	Robert Trapp	-		-
Series A Preferred Stock	Henry Cole	20,000	(2)	1.06%
Series A Preferred Stock	John Brugmann	17,355	(3)(7)	0.92%
Series B Preferred Stock	John Brugmann	221,472	(3)(7)	0.86%
Common Stock	Andy DeLao	-		-%
Series A Preferred Stock	Rajesh Shrotriya, M.D.	150,000	(2)	7.93%

All officers and directors as a group (9 persons)

(1) Based upon 336,957,722 shares of common stock outstanding on December 31, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(2) The Series A Preferred Stock has no expiration date and upon consummation of a reverse stock split of the Company’s common stock such that after consummation of such reverse stock split there are approximately 15,000,000 shares of the Company’s common stock outstanding, the holders shall take all necessary steps with the Issuer to exchange all outstanding shares of Series A Preferred Stock into shares of the Company’s common stock at a rate to be agreed upon between the parties. The holders of Series A Preferred Stock collectively shall always constitute 50.1% of the voting power of the Company until the Series A converts into common stock.

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

(4) Includes 20,000,000 shares of common stock owned by Mr. Commissiong, 15,000,000 of which vest quarterly over a 3-year period commencing on August 25, 2017. As of December 31, 2018, 7,500,000 shares of common stock held by Mr. Commissiong have vested.

(5) Includes 15,000,000 restricted shares of the Company’s common stock which vest quarterly over three (3) years from June 2, 2017. As of the December 31, 2018, 8,750,000 shares of common stock have vested.

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

International Infusion LP and Infusion 51a LP Notes (Related Party)

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

Jeffrey Busch – Related Party

On May 25, 2018, the Company entered into securities purchase agreement with Mr. Busch pursuant to which the Company sold an aggregate of one hundred and eighty thousand (180,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $180,000. Mr. Busch’s two daughters also each entered into a securities purchase agreement pursuant to which they collective purchased 20,000 shares Series A Preferred Stock for aggregate gross proceeds of $20,000.

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

AVDX Investors Group, LLC – Related Consultant

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

Other Transactions

On July 1, 2018, the Company entered into a securities purchase agreement with Jeffrey Busch, the Company’s executive chairman, pursuant to which the Company sold an aggregate of ten thousand five hundred (10,500) shares of its Series A Preferred Stock for aggregate gross proceeds of $10,500.

On August 23, 2018, the Company entered into a securities purchase agreement with Dr. Mick Ruxin, the Company’s chief executive officer, pursuant to which the Company sold an aggregate of twenty-five thousand (25,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $25,000.

During the year ended September 30, 2018, Mick Ruxin, M.D., Company CEO, incurred $104,166 of consultant fees and $59,148 in salary and wages.

During the year ended September 30, 2018, Jeffrey Busch, Chairman of the Board, incurred $10,000 of salary and wages.

During the year ended September 30, 2018, the Investor Representative, incurred $53,333 of consultant fees – related party.

During the year ended September 30, 2018, Scott VanderMeer, acting CFO, incurred $77,575 of consultant fees – related party.

The Company had accrued expenses due to current and former officers, consisting mainly of salary. As of September 30, 2018 and 2017, accrued payroll and benefits due to officers were $180,025 and $277,175, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company has appointed Weinstein & Co., or Weinstein, as our independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ended September 30, 2017 and September 30, 2018. Effective August 25, 2017, we engaged Weinstein as the independent registered public accounting firm to audit the Company’s financial statements for the year ended September 30, 2017 and September 30, 2018.

The aggregate fees billed for the fiscal years ended September 30, 2018 and 2017 for professional services rendered by our principal accountants for (1) the audit of its annual financial statements and review of financial statements included in Form 10-Q and Form 10-K (“Audit Fees”), (2) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”), (3) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”).

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
Audit fees	$45,300	$20,236
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$45,300	$20,236

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

All other fees. Our principal accountants did not receive any other audit fees for 2018 and 2017.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Number	Description of Exhibits

2.1	Agreement and Plan of Reorganization between American Liberty Petroleum Corp, Avant Diagnostics, Inc. and Avant Acquisition Corp, dated December 29, 2014 (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed on December 30, 2014)

2.2	Share Exchange Agreement, dated May 11, 2016, by and between Avant Diagnostics, Inc., Amarantus Diagnostics, Inc. and Amarantus Biosciences Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on May 17, 2016)

2.3	Asset Purchase Agreement, dated May 11, 2016, by and between Avant Diagnostics, Inc. and Theranostics Health, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed on May 17, 2016)

2.4	Asset Purchase Agreement, dated March 30, 2018, by and between Avant Diagnostics, Inc. and Amarantus Bioscience Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 6, 2018)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 24, 2010)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on February 16, 2010)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, filed with the Nevada Secretary of State on January 27, 2017 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 20, 2017)

3.4	Certificate of Withdrawal of Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 26, 2017)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, filed with the Nevada Secretary of State on May 25, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 25, 2018)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, filed with the Nevada Secretary of State on May 25, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 25, 2018)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock, filed with the Nevada Secretary of State on August 24, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 28, 2018)

4.1	Convertible Promissory Note, dated January 5, 2016 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on January 12, 2016)

4.2	Form of Convertible Promissory Note issued to Amarantus Biosciences Holdings, Inc., dated March 8, 2016 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 11, 2016)

4.3	Convertible Promissory Note, dated May 11, 2016, issued to Amarantus Biosciences Holdings, Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on May 17, 2016)

4.4	Form of Convertible Promissory Note, dated July 5, 2016 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on July 11, 2016)

4.5	Form of Promissory Note related to the October 2016 Financing (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 20, 2017)

4.6	Form of Promissory Note related to the November 2016 Financing (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 20, 2017)

4.7	Promissory Note, dated November 28, 2016, issued by Prism Health Dx, Inc. to Avant Diagnostics, Inc. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed on June 20, 2017)

4.8	Form of Senior Secured Promissory Note related to the June 2017 Financing (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed on June 20, 2017)

4.9	Form of Warrant related to the June 2017 Financing (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed on June 20, 2017)

4.10	Form of Right related to the June 2017 Financing (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K filed on June 20, 2017)

4.11	Form of Senior Secured Promissory Note related to the June 2017 and August 2017 Financing with the June 2017 Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 26, 2017)

4.12	Form of Warrant related to the related to the June 2017 and August 2017 Financing with the June 2017 Investor (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on September 26, 2017)

4.13	Form of Right related to the related to the June 2017 and August 2017 Financing with the June 2017 Investor (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed on September 26, 2017)

4.14	Coastal51 Note, dated November 15, 2016 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed on September 26, 2017)

4.15	Senior Secured Promissory Note, dated July 14, 2017 (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed on September 26, 2017)

4.16	Form of Senior Secured Promissory Note, dated July 28, 2017 (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K filed on September 26, 2017)

4.17	Senior Secured Promissory Note, dated August 8, 2017 issued to the August 2017 Investor (incorporated by reference to Exhibit 4.7 of the Current Report on Form 8-K filed on September 26, 2017)

4.18	Warrant, dated August 8, 2017, issued to the August 2017 Investor (incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed on September 26, 2017)

4.19	Purchase Right, dated August 8, 2017, issued to the August 2017 Investor (incorporated by reference to Exhibit 4.9 of the Current Report on Form 8-K filed on September 26, 2017)

4.20	Senior Secured Promissory Note, dated September 5, 2017 issued to the September 2017 Investor (incorporated by reference to Exhibit 4.10 of the Current Report on Form 8-K filed on September 26, 2017)

4.21	Warrant, dated September 5, 2017, issued to the September 2017 Investor (incorporated by reference to Exhibit 4.11 of the Current Report on Form 8-K filed on September 26, 2017)

4.22	Purchase Right, dated September 5, 2017, issued to the September 2017 Investor (incorporated by reference to Exhibit 4.12 of the Current Report on Form 8-K filed on September 26, 2017)

4.23	Form of Promissory Note issued to 2016 Investors, dated May 25, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

4.24	Form of Convertible Promissory Note issued to Coastal Investment Partners, LLC, dated May 25, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

4.25	Form of Promissory Note issued to Black Mountain Equity Partners LLC, dated May 25, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.1	American Liberty Petroleum Corp., 2014 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on December 30, 2014)

10.2	Rhodes Holdings LLC Consulting Agreement with American Liberty Petroleum Corp. (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on December 30, 2014)

10.3	Clear Financial Solutions, Inc. Consulting Agreement with American Liberty Petroleum Corp (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed on December 30, 2014)

10.4	Technology Assignment Agreement, dated July 18, 2009, between Arrayit Diagnostics, Inc. and Arrayit Corporation (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed on January 13, 2016)

10.5	Employment Agreement, dated October 1, 2014, by and between Arrayit Diagnostics, Inc. and Gregg Linn (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed on January 13, 2016)

10.6	Securities Purchase Agreement, dated January 5, 2016 by and between Avant Diagnostics, Inc. and St. George Investments LLC (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on January 12, 2016)

10.7	Assignment and First Amendment of Lease by and among Saul Holdings Limited Partnership, Theranostics Health, Inc. and Avant Diagnostics. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 17, 2016)

10.8	Form of Securities Purchase Agreement, dated July 5, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 11, 2016)

10.9	Binding Letter of Intent, dated November 28, 2016, by and between Avant Diagnostics, Inc. and Prism Health Dx, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 20, 2017)

10.10	Exchange Agreement, dated January 27, 2017, by and between Avant Diagnostics and Gregg Linn (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 20, 2017)

10.11	Securities Purchase Agreement, dated June 19, 2017 by and between Avant Diagnostics, Inc. and the June 2017 Investor (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 20, 2017)

10.12	Pledge Agreement, dated June 19, 2017 by and between Avant Diagnostics, Inc. and the June 2017 Investor (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 20, 2017)

10.13	Form of Pledge Agreement by and between Avant Diagnostics, Inc. and the June 2017 Investor related to the June 2017 and August 2017 Financing (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 26, 2017)

10.14	Satisfaction of Note, dated July 6, 2017, by and between Avant Diagnostics, Inc. and Black Mountain Equity Partners LLP (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on September 26, 2017)

10.15	Exchange Agreement, dated July 14, 2017, by and between Avant Diagnostics, Inc. and Coastal Investment Partners LLP (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on September 26, 2017)

10.16	Pledge Agreement, dated July 14, 2017, by and between Avant Diagnostics, Inc. and Coastal Investment Partners LLP (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on September 26, 2017)

10.17	Binding Letter of Intent, dated July 14, 2017, by and between Avant Diagnostics, Inc. and Coastal Investment Partners LLP (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on September 26, 2017)

10.18	Form of Exchange Agreement, dated July 28, 2017 (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed on September 26, 2017)

10.19	Form of Binding Letter of Intent, dated July 28, 2017 (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed on September 26, 2017)

10.20	Securities Purchase Agreement, dated August 8, 2017, by and between Avant Diagnostics, Inc. and the August 2017 Investor (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed on September 26, 2017)

10.21	Pledge Agreement dated August 8, 2017, by and between Avant Diagnostics, Inc. and the August 2017 Investor (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed on September 26, 2017)

10.22	Binding Letter of Intent with June 2017 Investor and August 2017 Investor, dated August 25, 2017 (incorporated by reference to Exhibit 10.11 of the Current Report on Form 8-K filed on September 26, 2017)

10.23	Securities Purchase Agreement, dated September 5, 2017, by and between Avant Diagnostics, Inc. and the September 2017 Investor (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed on September 26, 2017)

10.24	Pledge Agreement dated September 5, 2017, by and between Avant Diagnostics, Inc. and the September 2017 Investor (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed on September 26, 2017)

10.25	Offer Letter, dated June 19, 2017, by and between Avant Diagnostics, Inc. and Philippe Goix (incorporated by reference to Exhibit 10.14 of the Current Report on Form 8-K filed on September 26, 2017)

10.26	Settlement Agreement, dated June 2, 2017, by and between Avant Diagnostics, Inc. and Gregg Linn (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K filed on September 26, 2017)

10.27	Restricted Stock Grant Agreement, dated June 2, 2017, by and between Avant Diagnostics, Inc. and Gregg Linn (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K filed on September 26, 2017)

10.28	Second Amended and Restated Settlement Agreement, dated September 18, 2017, by and between the parties to the MemoryDx Litigation (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K filed on September 26, 2017)

10.29	Confidential Settlement Agreement, dated June 8, 2017, by and between the parties to the THI Litigation (incorporated by reference to Exhibit 10.18 of the Current Report on Form 8-K filed on September 26, 2017)

10.30	Settlement Agreement, dated December 15, 2017, by and between Avant Diagnostics, Inc. and Philippe Goix (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 18, 2017)

10.31	Form of Subscription Agreement for the Series A Financing (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.32	Form of Exchange Agreement with the 2016 and 2017 Investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.33	Form of Termination Agreement, dated May 25, 2018, by and between the Company and the 2017 Investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.34	Exchange Agreement, dated May 25, 2018, by and between the Company and Coastal Investment Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.35	Termination Agreement, dated May 25, 2018, by and between the Company and Coastal Investment Partners, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.36	Exchange Agreement, dated May 25, 2018, by and between the Company and Black Mountain Equity Partners, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.37+	Employment Agreement, dated May 25, 2018, by and between the Company and Dr. Mick Ruxin, M.D. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.38+	Employment Agreement, dated May 25, 2018, by and between the Company and Jeff Busch (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.39	Consulting Agreement, dated May 25, 2018, by and between Avant Diagnostics, Inc. and AVDX Investor Group LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K/A filed on June 13, 2018)

10.40	Form of Subscription Agreement for the Series C Financing (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2018)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANT DIAGNOSTICS, INC.

Date: March 1, 2019	By:	/s/ Scott VanderMeer
	Name:	Scott VanderMeer
	Title:	Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Busch	Executive Chairman of the Board of Directors,	March 1, 2019
Jeff Busch

/s/ Mick Ruxin, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Mick Ruxin, M.D.

/s/ Scott VanderMeer	Interim Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Scott VanderMeer

/s/ Jeff Stephens	Director	March 1, 2019
Jeff Stephens

/s/ Robert Trapp	Director	March 1, 2019
Robert Trapp

/s/ John Brugmann	Director	March 1, 2019
John Brugmann

/s/ Henry Cole	Director	March 1, 2019
Henry Cole

/s/ Andy DeLao	Director	March 1, 2019
Andy DeLao

/s/ Rajesh Shrotriya	Director	March 1, 2019
Rajesh Shrotriya

AVANT DIAGNOSTICS, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements for Fiscal Years ended September 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Avant Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avant Diagnostics, Inc. (“the Company”) as of September 30, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended September 30, 2018 and 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the periods ended September 30, 2018 and 2017, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Dov Weinstein & Co. C.P.A. (Isr)
Jerusalem, Israel
March 1, 2019

We have served as the Company’s auditor since 2017.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND 2017

	September 30, 2018	September 30, 2017

ASSETS
Current Assets:
Cash	$30,896	$1,348
Total current assets	30,896	1,348
Non-current Assets
Intellectual Property	4,643,099	5,078,060
Website development cost, net	3,187	4,250
Furniture and Equipment	16,065
Other Assets	38,132	46,560
Patent costs, net	86,614	98,987
Total non-current assets	4,787,097	5,227,857
Total Assets	$4,817,993	$5,229,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,531,383	$1,106,607
Accrued expenses	508,131	542,340
Accrued payroll and benefits	180,025	277,175
Convertible notes payable	56,259	-
Convertible notes payable to related party	-	400,000
Derivative liability	472,670	1,926,800
Other Liabilities	-	-
Total current liabilities	2,748,468	4,252,921
Total Liabilities	2,748,468	4,252,921

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series A preferred stock $0.001 par value; 1,631,655 and -0- shares outstanding as of September 30, 2018 and September 30, 2017, respectively	1,632	-
Series B preferred stock $0.001 par value; 25,614,865 and -0- shares outstanding as of September 30, 2018 and September 30, 2017, respectively	25,615	-
Series C preferred stock $0.001 par value; 150,000 and -0- shares outstanding as of September 30, 2018 and September 30, 2017, respectively	150	-
Common Stock $0.00001 par value, 450,000,000 shares authorized; 336,957,722 and 303,927,098 shares outstanding as of September 30, 2018 and September 30, 2017 respectively	3,370	3,040
Warrants	67	-
Additional paid-in capital	35,569,540	32,132,294
Accumulated deficit	(33,530,848)	(31,159,051)
Total Stockholders’ Equity	2,069,526	976,283
Total Liabilities and Stockholders’ Equity	4,817,993	$5,229,205

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended September 30,
	2018	2017
Revenue	-	255,951
Cost of revenue	-	27,672
Gross profit	-	228,279

Operating expenses:
Selling, general and administrative	1,376,358	2,589,795
Professional fees	935,278	5,962,332
Total operating expenses	2,311,636	8,552,127
Loss from operations	(2,311,636)	(8,323,848)

Other income
Interest income	-	4,034
Gain on other comprehensive income	38,477	98,897
Unrealized Gain on Investment	33,800	-
Total other expense	72,277	102,931

Other expense
Interest expense	(10,624)	695,741
Other finance expense	-	595,733
Loss on other comprehensive expense	-	100,000
Loss on change in fair value of derivative	143,063	(26,463)
Total other expense	132,439	1,365,011

Net Gain/ (Loss)	(2,371,797)	(9,585,928)

Loss per Share:
Basic and diluted net loss per common share outstanding	(0.01)	(0.05)
Basic and diluted weighted average number of common shares outstanding	240,672,638	200,170,287

Comprehensive loss:
Net loss	(2,371,797)	(9,585,928)
Unrealized loss on available for sale securities	-	-
Comprehensive gain/(loss)	(2,371,797)	(9,585,928)

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

							Additional
	Warrants		Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2016			-	$-	219,254,543	$2,193	25,131,601	(21,573,123)	3,560,671
Sale of common stock			-	-	10,000,000	100	-	-	100
Common stock issued for services			-	-	74,672,555	747	7,000,693	-	7,001,440
Net loss			-	-	-	-	-	(9,585,928)	(9,585,928)
Balance, September 30, 2017			-	$-	303,927,098	$3,040	$32,132,294	$(31,159,051)	$976,283
Sale of common stock			-	-	-	-	-		-
Sale of Preferred Stock			1,266	1,266	-	-	1,264,190		1,265,455
Warrants issues for service	67	67	-	-	-	-	99,933		100,000
Common stock issued for services			-	-	2,938,551	29	59,142		59,171
Common stock issued to acquire net assets of Theranostics Health, Inc.			-	-	-	-	-		-
Common stock issued to acquire net assets of Amarantus Diagnostics, Inc.			-	-	-	-	-		-
Stock based compensation			-	-	-	-	-		-
Common stock issued to pay debt			-	-	30,092,073	301	373,139		373,440
Preferred stock issued to pay debt			26,131	26,131	-	-	1,640,842		1,666,973
Adjustment related to prior period			-	-	-	-	-		-
Reclass derivative liability to equity upon note payments			-	-	-	-	-		-
Net loss			-	-	-	-	-	(2,371,797)	(2,371,797)
Balance, September 30, 2018	67	67	27,397	27,397	336,957,722	3,370	35,569,540	(33,530,848)	2,069,526

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(2,371,797)	$(9,585,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	463,524	447,637
Amortization of debt discounts	-	-
Amortization of patent and web design costs	-	-
Research and development - license acquired	-	-
Stock-based compensation expenses	59,173	7,001,440
Loss on change in fair value of derivatives	(1,454,130)	1,803,561
Changes in operating assets and liabilities:
Accounts receivable	-	41,383
Prepaid Expenses	-	-
Furniture and Equipment	(16,065)
Accounts payable	424,774	569,975
Accrued payroll and benefits	-	-
Due to related party	(97,150)	20,695
Accrued liabilities	(34,209)	23,408
Net cash used in operating activities	(3,025,880)	322,171

Cash Flows from Investing Activities:
Cash acquired with acquisition of Theranostics Health, Inc. assets	-	-
Licensing costs	(15,127)	(15,127)
Other Assets	8,428	(26,560)
Website development costs	-	-
Net cash provided by (used in) investing activities	(6,699)	(41,687)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	373,440	100
Proceeds from warrant and option exercises	100,000	-
Proceeds from convertible notes payable	(343,741)	(280,087)
Proceeds from the issuance of Preferred Stock	2,932,428	-

Net cash provided by financing activities	3,062,127	(279,987)

Net increase in cash	29,548	497
Cash at beginning of period	1,348	851
Cash at end of period	$30,896	$1,348

Supplemental disclosure of noncash investing and financing activities:
Shares issued in settlement of related party debt	$-	$-
Reclass derivative liability to equity upon note payment	$-	$-
Common stock issued to acquire net assets of Theranostics Health, Inc.	$-	$-
Common stock issued to acquire net assets of Amarantus Diagnostics, Inc.	-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AVANT DIAGNOSTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Avant Diagnostics, Inc. (“Avant”, “we” or the “Company”), a Nevada corporation established in 2009, is a commercial-stage molecular data-generating company that focuses on the development and commercialization of a series of proprietary data-generating assays that provide important actionable information for physicians and patients in the areas of cancers. Avant was originally named Arrayit Diagnostics, Inc. which was formed as a majority owned subsidiary of Arrayit Corporation (“Arrayit”) through a technology transfer in July 2009. In January 2013, the Company effected a name change to Avant Diagnostics, Inc. In May of 2016, the Company acquired assets from Theranostics Health, Inc. and Amarantus Diagnostics, Inc. to significantly expand its pipeline and position itself for commercialization.

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

As of September 30, 2018, there remained a total 3,510,000 shares of common stock that still had not been converted by Avant shareholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the shareholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the shareholders must convert their shares and, as of the date of this report, the shares have not been issued.

On January 27, 2015, the Company effected a change in the par value of its common stock to $0.00001 per share. Accordingly, the Company has recorded a retroactive reclassification to reflect the change in par value on its consolidated balance sheets for all periods presented.

On May 11, 2016, the Company acquired substantially all of the assets and assumed certain liabilities related to the business of Theranostics Health, Inc., a Delaware corporation (“THI”). THI was a leading developer of phospho-proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies in oncology, which the Company calls Theralink® technology. THI used Theralink® to support the drug development programs of many major pharmaceutical and biotechnology drug development companies. Theralink® had an initial commercial launch under the Clinical Laboratory Improvement Amendments (CLIA) regulatory pathway from late 2014 to late 2015 where important information was obtained regarding cost of goods sold (COGS), reimbursement expectations, scale and adoption. Theralink® was withdrawn from the commercial market in late 2015 due to an inability to reach profitability, which precipitated the sale of assets from THI to Avant. See Note 3.

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

In connection with the purchase of the business assets and certain liabilities of Theranostics Health, Inc. (“THI”), the Company acquired a CLIA laboratory located in Gaithersburg, Maryland. THI was a leading developer of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. THI has used these proteomic technologies to support the drug development programs of many major pharmaceutical and biotechnology drug development companies. THI was also providing these testing capabilities to clinical oncologists to advance personalized medicine through its TheraLink® data-generating assays.

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

Once the Company reacquired the equipment for the laboratory, management undertook a review of the Company’s current operations and decided to move the CLIA laboratory from Maryland to Golden, Colorado (the “New Lab”) In connection with the relocation to the New Lab, the Company executed a lease, built out the space for the New Lab and moved the equipment from Maryland to Colorado. In connection with this relocation, management, in consultation with scientists from George Mason University, the licensor of the Company’s Theralink® technology (“Licensor”), evaluated the status of the Company’s equipment. It was determined that the equipment was not properly maintained and was left in poor working order by prior management. As a result, the Company had to spend approximately $152,209 during the fiscal year ended September 30, 2018 to have the equipment refurbished for the New Lab, so the Licensor could assist management with the set up and validation of the equipment to be used for the technology. The Company continues to build out the lab and plans to have it operational during the fiscal year ended September 30, 2019.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of September 30, 2018 and 2017, the Company had an accumulated deficit of $33.53 million and $31.16 million, respectively. During the year ended September 30, 2018 and 2017, the Company incurred net losses of $2.37 million and $9.59 million, respectively, and used cash in operating activities of ($3,025,880) and provided $322,171, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, AVDX, and its wholly owned subsidiary, Avant Diagnostics Acquisition Corporation (ADAC). ADAC and American Liberty Petroleum Corp. was dissolved. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and records the reimbursement as revenues. As of September 30, 2018, and 2017, deferred revenue was $-0- and $-0-.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2018, and 2017, allowance for doubtful accounts was $-0-.

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

Office equipment	5 years
Lab equipment	5 years

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015 (see Note 1), and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the years ended September 30, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,	September 30,
	2018	2017
Shares issued upon conversion of convertible notes and accrued interest	$-	-

Intangible Assets

The Company’s intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patents for its worldwide exclusive licensed rights to OvaDx®, a diagnostic screening test for the early detection of ovarian cancer. As of September 30, 2016, the Company has not applied for FDA approval with respect to the clinical use of these intangible assets. The carrying value of September 30, 2018 and 2017 was $1,166,834 and $1,333,524 respectively.

Intellectual property acquired from the THI Acquisition leading to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. The Company had used these proteomic technologies to support the drug development programs of many major pharmaceutical and biotechnology drug development companies. The carrying value of September 30, 2018 and 2017 was $3,477,068 and $3,744,535, respectively.

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible asset with a finite life included intellectual property acquired from THI Acquisition, capitalized website development costs and patent costs, which are being amortized over their economic or legal life, whichever is shorter. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2018 are as follows (in thousands, except year amounts):

Description	Book Value as of September 30, 2017	Additions during the year	Total after Additions	Remaining life In years	Amortization Expense for the Year Ended September 30, 2018	Book Value as of September 30, 2018
License Rights to OvaDx	1,334	-	1,334	9	167	1,167
THI Acquisition on May 11, 2016	3,745	-	3,745	15	267	3,477
Website development cost	4	-	4	5	1	3
Patent costs	99	-	99	9	12	87
Lab Equipment	-	16	16	5	1	15
	5,181	16	5,197		448	4,749

The Company incurred amortization expense and amortization of licensing rights/acquisition associated with its finite-lived intangible assets of approximately $448,397 for the year ended September 30, 2018.

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. During the year ended September 30, 2018 and 2017, the Company management performed an evaluation of its acquired intangible assets as of September 30, 2018 and 2017 and no impairment was deemed to exist as of September 30, 2018 and 2017. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

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

The Company’s free-standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of September 30, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2018 and 2017, the Company does not have any cash equivalents.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic (“ASC”) 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended September 30, 2018 and 2017, the Company’s expenditures on research and product development were $-0- and $-0- respectively.

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

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company adopted the provisions of ASC Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of September 30, 2018 and 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The Company did not record any income taxes during September 30, 2018.

Advertising

The Company’s advertising costs are expensed as incurred. Advertising expense was $3,375 and $12,127 for the years ended September 30, 2018 and 2017.

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

Financial liabilities as of September 30, 2018 measured at fair value on a recurring basis are summarized below:

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

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the year ended September 30, 2018:

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the year ended September 30, 2018:

Balance - Beginning of period	$1,926,800
Aggregate fair value of derivative instruments issued	-
Transfers out upon payoff of notes payable	(1,597,193)
Change in fair value of derivative liabilities	143,063
Balance - End of period	$472,670

NOTE 5 - INVESTMENT IN EQUITY SECURITIES

As of September 30, 2018 the Company held one million (1,000,000) common stock of Amarantus BioScience Holdings, Inc. (AMBS) with a fair value of $33,800.

NOTE 6 – LICENSE AND TECHNOLOGY AGREEMENTS

As a result of a Licensing Agreement between Avant Diagnostics, Inc. and George Mason University (“GMU”), Avant has the exclusive rights to commercialize 5 patents, associated with GMU’s RPPA technology, licensed from GMU. Also, Avant has the right of first refusal for all technology associated with RPPA technology from GMU.

The National Institute of Health (“NIH”) has also licensed 3 patents to Avant in the area of RPPA technology.

The Company’s intangible assets consist of technology enhancements and licensing payments for its worldwide exclusive licensed rights to OvaDx ®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

As of September 30, 2018 the Company had $232,832 in Convertible Notes Payable.

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

NOTE 8 – PROMISSORY NOTES PAYABLE

As of September 30, 2018 the Company had $56,259 in Promissory Notes Payable.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Effective January 27, 2015, the Company adopted an amendment to the articles of incorporation to authorize the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors (the “Preferred Shares”). The amendment to our articles of incorporation will authorize the issuance of up to 50 million Preferred Shares, with different series under the discretion of our board of directors, without any action on the part of the stockholders. As of September 30, 2018 there was 1,631,660 Series A and 25,614,869 Series B and no Preferred Shares outstanding as of September 30, 2017.

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

On May 25, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock with the Secretary of State of the State of Nevada (the “Series A Certificate of Designation”). The number of shares of Series A Preferred Stock designated shall be up to 4,000,000. Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $1.00. Except as otherwise required by law, no dividend shall be declared or paid on the Series A Preferred Stock. Except as otherwise expressly required by law, the holder of Series A Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall have the number of votes equal all other outstanding shares of capital stock of the Company outstanding at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such that the holders of outstanding shares of Series A Preferred Stock shall always constitute 50.1% of the voting power of the Company until the Series A converts into common stock. The shares of Series A Preferred Stock are not redeemable by the Company. The shares of Series A Preferred Stock are not entitled to any preemptive or subscription rights in respect of any securities of the Company. Upon a consummation of a reverse stock split of the Company’s common stock, such that after consummation of such reverse stock split there are approximately 15,000,000 shares of the Company’s common stock outstanding (the “Reverse Split”), the holders shall take all necessary steps with the Company to exchange all outstanding shares of Series A Preferred Stock into shares of the Company’s common stock at a rate of to be agreed upon by the parties.

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

During the year ended September 30, 2018, the Company issued 40,000 restricted shares of common stock for bonus shares to a note for a fair value of $1,200.

During the year ended September 30, 2018, the Company issued 2,898,551 restricted shares of common stock to Amarantus BioScience Holdings, Inc. converting part of their contingency liability for legal settlement for a fair value of $57,971.

During the year ended September 30, 2018, the Company issued 30,092,073 restricted shares of common stock to Amarantus BioScience Holdings, Inc to relinquish all convertible notes, accrued interest, and notes receivable for a fair value of $373,440.

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

Stock Options and Warrants

Warrants

As of September 30, 2018, the Company had 6,666,667 warrants outstanding.

The following table reflects a summary of common stock warrants outstanding and warrant activity during the periods:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(Years)	Value
Warrants outstanding and exercisable at September 30, 2016	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Warrants outstanding and exercisable at September 30, 2017	-	$-	-	$-
Granted	6,666,667	0.015	5.0	100,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Warrants outstanding and exercisable at September 30, 2018	6,666,667	$0.015	5.0	$100,000

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of stock-based payment awards during the years ended September 30, 2018 and 2017 was estimated using the Black-Scholes pricing model. The dividend rate is zero because the Company does not anticipate issuing dividends.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year, as the Company does not yet have adequate historical data, for options granted during the years September 30, 2018 and 2017.

As of September 30, 2018, the Company had no options issued and outstanding.

Stock option activity summary covering options is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2016	-	-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding and exercisable at September 30, 2017	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding and exercisable at September 30, 2018	-	$-	-	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2018, except as discussed below.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

As of September 30, 2018, the Company leases corporate office space and the lab on a month-to-month basis for a total of $8,587 per month. For the years ended September 30, 2018 and 2017, total rent expense was $74,637 and $61,238 respectively.

The Company had accrued expenses due to current and former officers, consisting mainly of salary. As of September 30, 2018 and September 30, 2017, accrued payroll and benefits due to officers were $180,025 and $277,175, respectively.

The following selling, general and administrative expenses for the year ended September 30, 2018 were incurred by Philippe Goix, Mick Ruxin, Jeffrey Busch, Investor Representative, and Scott VanderMeer:

For the year ended September 30, 2017
Signing Bonus	$15,000
Consultant- Related Party	30,000
Travel Expenses	4,500
Total	$49,500

Philippe Goix

For the year ended September 30, 2018
Consultant- Related Party	29,000
Travel Expenses	3,347
Total	$32,347

Philippe Goix

For the year ended
September 30, 2018
Consultant	$104,166
Due to Officers	10
Expense Reimbursement	6,379
Salary and Wages	59,148
Payroll Expense	30,817
Total	$200,520

Mick Ruxin, M.D.

For the year ended
September 30, 2018
Salary and Wages	$10,000
Loan	5,400
Total	$15,400

Jeffrey Busch

For the year ended
September 30, 2018
Consultant- Related Party	$53,333
Total	$53,333

Investor Representative

For the year ended
September 30, 2018
Consultant- Related Party	$77,575
Due to Officers	15
Expense Reimbursement	3,067
Total	$80,657

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

On May 25 2018, the Company entered into a Consulting Agreement (the “Agreement”) with AVDX Investor Group LLC (the “Investor Representative”). Under the Agreement, the Investor Representative shall perform such consulting and advisory services, within Investor Representative’s area of expertise, as the Company or any of its subsidiaries may reasonably require from time to time. During the six-month term of the Agreement, Jeff Busch shall perform the services on behalf of Investor Representative (“Designated Person”). The Agreement has an initial term of six months from the date of execution and shall automatically renew on a monthly basis unless either party gives notice of non-renewal to the other party at least fifteen days prior to the date of the Agreement, provided this agreement shall not extend beyond 12 months from the date of the Agreement. Pursuant to the Agreement, the Company shall pay Investor Representative an annual amount of $160,000, payable either in cash or Series A Preferred Stock (or Common Stock upon filing of the Charter Amendment and consummation of the Reverse Split) during the term of the Agreement (the “Base Compensation”). The Company shall promptly reimburse Investor Representative for all travel, meals, entertainment and other ordinary and necessary expenses incurred by Investor Representative in the performance of its duties to the Company. Investor Representative’s and Designated Person’s position with the Company may be terminated at any time, with or without cause or good reason, upon at least 30 days prior written notice. During the term of the Agreement and for a period of twelve months thereafter, Investor Representative and Designated Person will be subject to non-competition and non-solicitation provisions, subject to standard exceptions. Investors will also provide Investor Representative an irrevocable proxy to vote their shares on all corporate matters until completion of the Reverse Split.

During the year ended September 30, 2017, certain former Director incurred a finder’s fee in the sum of $10,000.

During the year ended September 30, 2017, certain former Directors incurred Directors Fees in the sum of $60,200.

During the year ended September 30, 2017, Michael Linn, former consultant, incurred $28,000 of consulting fees – related party.

During the year ended September 30, 2017, Gregg Linn, Company’s Former CEO, incurred $240,000 of salary and wages.

During the year ended September 30, 2017, Philippe Goix, Company’s Former CEO, incurred $30,000 of consultant fees – related party.

During the year ended September 30, 2017, Scott VanderMeer, acting CFO, incurred $22,000 of consultant fees – related party.

During the year ended September 30, 2018, Philippe Goix, Company Former CEO, incurred $29,000 of consultant fees – Related Party.

During the year ended September 30, 2018, Mick Ruxin, M.D., Company CEO, incurred $104,166 of consultant fees and $59,148 of salary and wages.

During the year ended September 30, 2018, Jeffrey Busch, Chairman of the Board, incurred $10,000 of salary and wages.

During the year ended September 30, 2018, the Investor Representative, incurred $53,333 of consultant fees – related party.

During the year ended September 30, 2018, Scott VanderMeer, acting CFO, incurred $77,575 of consultant fees – related party.

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

NOTE 12 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended September 30,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforward	$10,100,864	$9,170,789
Stock-based compensation	2,758,273	2,758,567
Marketable Securities	-	-
Total deferred tax assets	12,859,137	11,929,356

Valuation allowance	(12,859,137)	(11,929,356)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$(929,781)	$(6,019,107)

The income tax provision (benefit) consists of the following:

	For The Years Ended September 30,
	2018	2017
Federal:
Current	$-	$-
Deferred	(802,309)	(5,193,887)

State and local:
Current	-	-
Deferred	(127,472)	(825,220)
	(929,781)	(6,019,107)
Change in valuation allowance	929,781	6,019,107
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended September 30,
	2018	2017

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	-%	-%
Permanent differences	-%	-%
True up of deferred tax asset	-%	-%
Change in valuation allowance	34.0%	34.0%
Effective income tax rate	0%	0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At September 30, 2018 and 2017, the Company had $10,100,864 and $9,170,789, respectively, of both federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire 20 years from the filing of the Company’s federal returns. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations in the event of a greater than 50% ownership change.

The Company anticipates filing income tax returns in the U.S. federal, Colorado, and Arizona jurisdictions and such returns will be subject to examination by taxing authorities, when filed. The Company has not filed any income taxes to date.

NOTE 13 – SUBSEQUENT EVENTS

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

