Form 10-Q
period 2018-12-31
Avant Diagnostics, Inc
filed 2019-03-13
CIK 1451929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of outstanding shares of the Registrant’s common stock, par value $0.00001 per share, at February 20, 2019 was 336,957,722.

AVANT DIAGNOSTICS, INC.

FORM 10-Q

December 31, 2018

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this annual report, except as may be required under applicable securities laws.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018

ASSETS
Current Assets:
Cash	$62,248	$30,896
Total current assets	62,248	30,896
Non-current Assets
Intellectual Property	4,526,989	4,643,099
Website development cost, net	2,922	3,187
Furniture and Equipment	152,209	16,065
Other Assets	24,332	38,132
Patent costs, net	137,965	86,614
Total non-current assets	4,844,417	4,787,097
Total Assets	$4,906,664	$4,817,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,858,685	1,531,383
Accrued expenses	527,925	508,131
Accrued payroll and benefits	200,635	180,025
Convertible notes payable	56,259	56,259
Convertible notes payable to related party	-	-
Derivative liability	386,267	472,670
Other Liabilities	-	-
Total current liabilities	3,029,772	2,748,468
Total Liabilities	3,029,772	2,748,468

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series A preferred stock $0.001 par value; 1,891,160 and 1,631,655 shares outstanding as of December 31, 2018 and September 30, 2018, respectively	1,891	1,632
Series B preferred stock $0.001 par value; 25,614,865 and 25,614,865 shares outstanding as of December 30, 2018 and September 30, 2018, respectively	25,615	25,615
Series C preferred stock $0.001 par value; 150,000 and 150,000 shares outstanding as of December 30, 2018 and September 30, 2018, respectively	150	150
Common Stock $0.00001 par value, 450,000,000 shares authorized; 336,957,722 and 336,957,722 shares outstanding as of December 31, 2018 and September 30, 2018 respectively	3,370	3,370
Warrants	67	67
Additional paid-in capital	35,828,751	35,569,540
Accumulated deficit	(33,982,951)	(33,530,848)
Total Stockholders’ Equity	1,876,893	2,069,526
Total Liabilities and Stockholders’ Equity	4,906,664	$4,817,993

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended December 31
	2018	2017
Revenue	-	-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative	277,004	247,832
Amortization Fees	-	-
Research and development	-	-
Research and development - license acquired	-	-
Professional fees	240,959	112,803
Merger costs	-	-
Total operating expenses	517,962	360,635
Loss from operations	(517,962)	(360,635)

Other income
Interest income	-	-
Gain on other comprehensive income	-	37,478
Unrealized Gain on Investment	(13,800)	-
Total other expense	(13,800)	37,478

Other expense
Interest expense	6,744	33,738
Loss on change in fair value of derivative	(86,403)	(89,620)
Total other expense	(79,659)	(55,882)

Net Loss	(452,103)	(267,276)

Loss per Share:
Basic and diluted net loss per common share outstanding	(0.00)	(0.00)
Basic and diluted weighted average number of common shares outstanding	248,135,340	200,361,619

Comprehensive loss:
Net loss	(452,103)	(267,276)
Unrealized loss on available for sale securities	-	-
Comprehensive loss	(452,103)	(267,276)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED December 31, 2018

(unaudited)

	Warrants		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at September 30, 2018	67	$67	27,397	$27,397	336,957,722	$3,370	$35,569,540	$(33,530,848)	$2,069,526
Sale of common stock	-	-	-	-	-	-	-	-	-
Sale of Preferred Stock	-	-	259	259	-	-	259,211	-	259,470
Warrants issued for service	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-
Common stock issued to pay debt	-	-	-	-	-	-	-	-	-
Preferred stock issued to pay debt	-	-	-	-	-	-	-	-	-
Adjustment related to prior period	-	-	-	-	-	-	-	-	-
Reclass derivative liability to equity upon note payments	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(452,103)	(452,103)
Balances at December 31, 2018	67	$67	27,656	$27,656	336,957,722	$3,370	$35,828,751	$(33,982,951)	$1,876,893

See accompanying notes which are an integral part of these condensed consolidated financial statements.

AVANT DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(452,103)	$(267,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,024	111,899
Amortization of debt discounts	-	-
Amortization of patent and web design costs
Research and development - license acquired	-	-
Stock-based compensation expenses	-	59,171
Loss on change in fair value of derivatives	(86,403)	(69,620)
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid Expenses	-	-
Furniture and Equipment	(136,142)	-
Accounts payable	327,302	100,937
Accrued payroll and benefits	-	-
Due to related party	20,610	17,762
Accrued liabilities	19,794	76,746
Net cash used in operating activities	(297,919)	29,619

Cash Flows from Investing Activities:
Cash acquired with acquisition of Theranostics Health, Inc. assets	-	-
Licensing costs	56,000	-
Other Assets	13,800	20,000
Website development costs	-	-
Net cash provided by (used in) investing activities	69,800	20,000

Cash Flows from Financing Activities:
Proceeds from the issuance of Preferred Stock	259,470	-

Net cash provided by financing activities	259,470	-

Net increase in cash	31,352	49,619
Cash at beginning of period	30,896	1,348
Cash at end of period	$62,248	$50,967

Supplemental disclosure of noncash investing and financing activities:
Shares issued in settlement of related party debt	$-	$-
Reclass derivative liability to equity upon note payment	$-	$-
Common stock issued to acquire net assets of Theranostics Health, Inc.	$-	$-
Common stock issued to acquire net assets of Amarantus Diagnostics, Inc.	-	$-

See accompanying notes which are an integral part of these condensed consolidated financial statements

AVANT DIAGNOSTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

As of December 31, 2018, there remained a total 3,510,000 shares of common stock that still had not been converted by Avant shareholders as part of the reverse recapitalization. The Agreement and Plan of Reorganization does not provide for cash in lieu of exchange of shares and provides that upon the merger, the shareholders acquired their rights in ALP shares and all outstanding shares of Avant were deemed to be cancelled. There is no timeframe as to when the shareholders must convert their shares and, as of the date of this report, the shares have not been issued.

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

The Company also owns an exclusive license and has distribution rights for OvaDx®, a noninvasive proteomics diagnostic screening test for the early detection of ovarian cancer. Prior to the acquisitions of assets from THI, the Company’s primary activities since inception had been focused on preparing sample specimens in order for OvaDx® to be further tested according to the guidelines outlined by the Food & Drug Administration for the commercial development of diagnostic tests.

Recent Developments

During the fiscal year ended September 30, 2018, the Company curtailed its operations as a result of its limited operating capital. Since the end of the fiscal year ended September 30, 2018 through the date of this filing, we have focused on executing our business plan by commercializing our proprietary data-generating technology in the area of oncology, as well as focusing on the relocation and opening of a revenue producing CAP/CLIA laboratory. The Company is focused on improving revenues in the pharma services business by acquiring customers with oncology-focused preclinical and clinical drug development programs. The Company is establishing business relationships with pharmaceutical companies in early and late stage clinical development.

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

As a result of the cost cutting measures taken during the fiscal year ended September 30, 2018, the Company substantially curtailed the use of the CLIA laboratory. As a result of these cost cutting measures, the Company was unable to timely make certain payments on the terms of the lease. As a result, the Company defaulted on its lease at the location of the Maryland laboratory and the landlord held the equipment located in the facility as collateral for amounts owed under the lease. AVDX Investors Group, LLC (“AVDX”), an entity controlled by Jeff Busch, our Executive Chairman (“Busch”), loaned the Company the capital to purchase the equipment. The note issued to AVDX is a demand promissory note that bears no interest and is secured by the equipment. During the fiscal year ended September 30, 2018 and until this filing, AVDX, Busch and his affiliated entities also loaned and/or paid certain obligations amounts on behalf of the Company.

Once the Company reacquired the equipment for the laboratory, management undertook a review of the Company’s current operations and decided to move the CLIA laboratory from Maryland to Golden, Colorado (the “New Lab”) In connection with the relocation to the New Lab, the Company executed a lease, built out the space for the New Lab and moved the equipment from Maryland to Colorado. In connection with this relocation, management, in consultation with scientists from George Mason University, the licensor of the Company’s Theralink technology (“Licensor”), evaluated the status of the Company’s equipment. It was determined that the equipment was not properly maintained and was left in poor working order by prior management. As a result, the Company had to spend approximately $152,209 during the calendar year ended December 31, 2018 to have the equipment refurbished for the New Lab, so the Licensor could assist management with the set up and validation of the equipment to be used for the technology. The Company continues to build out the lab and plans to have it operational during the fiscal year ended September 30, 2019.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of December 31, 2018 and the condensed consolidated results of its operations and cash flows for the three months ended December 31, 2018. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of September 30, 2018 and for the year then ended, which was filed with the Securities and Exchange Commission on Form 10-K on March 1, 2019.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Since inception, the Company has financed its operations primarily through equity and debt financings and advances from related parties. As of December 31, 2018, the Company had an accumulated deficit of $33.98 million. During the three months ended December 31, 2018 and 2017, the Company incurred net losses of $452,103 and $267,276, respectively, and used cash in operating activities of ($297,919) and provided $29,619, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company derives its revenue from the performance under research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved. The Company may be reimbursed for certain costs incurred in preforming the specific research and development activities and records the reimbursement as revenues. As of December 31, 2018, and September 30, 2018, deferred revenue was $-0- and $-0-, respectfully.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2018 and September 30, 2018, allowance for doubtful accounts was $-0-.

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

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 17-for-1 reverse stock split, which was effective in the market in March 2015, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three months ended December 31, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31, 2018	December 31, 2017

Shares issued upon conversion of convertible notes	-	-

Intangible Assets

The Company’s intangible assets consists of the following:

Intellectual property for the technology transfer agreement and licensing payments for use of various patents for its worldwide exclusive licensed rights to OvaDx, a diagnostic screening test for the early detection of ovarian cancer which the Company is reviewing to assess the commercialization plan. The carrying value of December 31, 2018 and September 30, 2018 was $1,125,161 and $1,166,834, respectively.

Intellectual property acquired from the THI have led to the development of proteomic technologies for measuring the activation status of key signaling pathways that are instrumental in the development of companion diagnostics for molecular-targeted therapies. In the past, the Company used these proteomic technologies to support the drug development programs of many major pharmaceutical and biotechnology drug development companies. The carrying value of December 31, 2018 and September 30, 2018 was $3,410,202 and $3,477,068, respectively.

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible asset with a finite life included intellectual property acquired from THI Acquisition, capitalized website development costs, patent costs, and lab equipment, which are being amortized over their economic or legal life, whichever is shorter.

The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2018 are as follows (in thousands, except year amounts):

	Book Value	Additions	Total	Remaining	Amortization Expense for the	Book Value
	as of	during the	after	life	Quarter Ended	as of
Description	September 30, 2018	year	Additions	In years	December 31, 2018	December 31, 2018
License Rights to OvaDx	1,167	-	1,167	9	42	1,125
THI Acquisition on May 11, 2016	3,477	-	3,477	15	67	3,410
Website development cost	3	-	3	5	-	3
Patent costs	87	56	143	9	5	138
Lab Equipment	15	136	151	5	8	144
	4,749	192	4,941		121	4,820

The Company incurred amortization expense associated with its finite-lived intangible assets of $121,000 for the three months ended December 31, 2018.

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

The Company’s free-standing derivatives consist of embedded conversion options with issued convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of December 31, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Financial liabilities as of December 31, 2018 measured at fair value on a recurring basis are summarized below:

The Company determined that certain conversion option related to convertible notes issued did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise price was subject to adjustment based on certain subsequent equity transactions that would change the exercise price, the Company elected to use a lower reset provision. Accordingly, the Company was required to record such conversion option as a derivative liability and mark such derivative to fair value each reporting period. Such instrument was classified within Level 3 of the valuation hierarchy. For the purpose of calculating the potential embedded derivatives, the Company utilized an estimated conversion price of $0.02 in estimating the fair value of the conversion option.

The fair value of the conversion option was calculated using a binomial lattice formula with the following range of assumptions during the three months December 31, 2018:

	At Inception	December 31, 2018
Common Stock Estimated Fair Value	$0.05	$0.02
Conversion Price per share	0.05-0.10	0.015-0.25
Conversion Shares	3,125,000	-
Call Option Value	0.0104 to 0.0226	0.00 to 0.013
Dividend Yield	0.00%	0.00%
Volatility	120.00%	68.10%
Risk-free Interest rate	0.68%	2.51% to 2.63%
Contractual Term	0.75 to 1.00 years	.58 to .90 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the three months ended December 31, 2018:

Balance - Beginning of period	$472,670
Aggregate fair value of derivative instruments issued	-
Transfers out upon payoff of notes payable	-
Change in fair value of derivative liabilities	(86,403)
Balance - End of period	$386,267

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2018 the Company had $232,832 in Convertible Notes Payable.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of December 31, 2018 the Company had $56,259 in Promissory Notes Payable.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The board of directors authorized the following issuances of stock for services. The Company evaluated in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”:

None.

Preferred Stock

On May 25, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock with the Secretary of State of the State of Nevada (the “Series A Certificate of Designation”). The number of shares of Series A Preferred Stock designated shall be up to 4,000,000. Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $1.00. Except as otherwise required by law, no dividend shall be declared or paid on the Series A Preferred Stock. Except as otherwise expressly required by law, the holder of Series A Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall have the number of votes equal all other outstanding shares of capital stock of the Company outstanding at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such that the holders of outstanding shares of Series A Preferred Stock shall always constitute 50.1% of the voting power of the Company until the Series A is converted into common stock. The shares of Series A Preferred Stock are not redeemable by the Company. The shares of Series A Preferred Stock are not entitled to any preemptive or subscription rights in respect of any securities of the Company. Upon a consummation of a reverse stock split of the Company’s common stock, such that after consummation of such reverse stock split there are approximately 15,000,000 shares of the Company’s common stock outstanding (the “Reverse Split”), the holders shall take all necessary steps with the Company to exchange all outstanding shares of Series A Preferred Stock into shares of the Company’s common stock at a rate of to be agreed upon by the parties.

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

On or about April 24, 2017, John G. Hartwell (“Hartwell”) and Corrine Ramos (“Ramos” and collectively with Hartwell, the “Plaintiffs”) filed a lawsuit against the Company, Avant Diagnostics Acquisition Corp. and Gregg Linn (collectively the “Defendants”) in the Circuit Court for Montgomery County, Maryland (Case Number 432180-V) (the “MD Court”), On or about June 8, 2017, the parties entered into a settlement agreement pursuant to which the Company agreed to pay Defendants an aggregate of approximately $154,000 in installments as set forth in the agreement (the “Initial Settlement Agreement”). The first payment of $29,819.99 was made by the Defendants to Plaintiffs on or about July 10, 2017. As a result of the first payment being made pursuant to the Initial Settlement Agreement, Plaintiffs dismissed the action against the Defendants without prejudice on or about July 13, 2017. The Company subsequently defaulted on the terms of the Initial Settlement Agreement. On or about April 2, 2018, John G. Hartwell (“Hartwell”) and Corrine Ramos (“Ramos” and collectively with Hartwell, the “Plaintiffs”) refiled a lawsuit against the Company, Avant Diagnostics Acquisition Corp. and Gregg Linn (collectively the “Defendants”) in the Circuit Court for Montgomery County, Maryland (Case Number 445068-V) (the “MD Court”) On or about February 15, 2019, the parties entered into a new settlement agreement pursuant to which the Company agreed to pay Defendants an aggregate of approximately $132,280 in installments as set forth in the agreement. The first payment of $10,000 was made by the Defendants to Plaintiffs on or about February 15, 2019.

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

On September 18, 2018, the Company was named as a respondent in an Order Instituting Administrative Proceedings and Notice of Hearing brought by the SEC pursuant to Section 12(j) of the Exchange Act, File No. 3-18784 (the “Hearing”). The purpose of the Hearing before an Administrative Law Judge is to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months or revoke the registration, of each class of securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934. The Hearing was scheduled because the Company was delinquent in its periodic filings with the SEC. Subsequent to September 18, 2018, the Company filed Form 10-Qs for each of the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017, its Form 10-K for its fiscal year ended September 30, 2017, Form 10-Qs for each of the quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 and its Form 10-K for the fiscal year ended September 30, 2018. Upon the filing of this Form 10-Q for the quarter ended December 31, 2018, the Company will be current in its reports with the SEC. To date, the Company and the SEC have not had any substantive discussions regarding the Hearing. In light of the Company becoming current in its periodic reports with the SEC and the lack of any notice of further action by the SEC, the Company does not believe a Hearing is necessary and appropriate to protect the interest of investors, however there can be no assurance that the SEC will not take further steps to pursue the Hearing despite the fact that the Company is current in its reporting obligations with the SEC.

On or about February 26, 2019, Michael Linn filed a lawsuit against the Company in the Superior Court of the State of Arizona, County of Maricopa (Case Number CC2019042166RC) alleging breach of contract for the failure to pay for services rendered in April and May 2017. The Company denies the material allegations of this complaint and intends to vigorously defending itself in this action. The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matter stated above or otherwise.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had accrued expenses due to current and former officers, consisting mainly of salary and expenses. As of December 31, 2018 and September 30, 2018, accrued payroll and benefits due to officers were $200,635 and $180,025, respectively.

The following selling, general and administrative expenses for the three months ended December 31, 2018 were incurred by Mick Ruxin, Jeffrey Busch, Investor Representative, and Scott VanderMeer:

For the three months ended
December 31, 2018
Salary and Wages	$44,361
Due to Officers	20,610
Expense Reimbursement	13,548
Payroll Expense	22,920
Total	$101,439
Mick Ruxin, M.D.

For the three months ended
December 31, 2018
Salary and Wages	$7,500
Loan	13,050
Total	$20,550
Jeffrey Busch

For the three months ended
December 31, 2018
Consultant- Related Party	$40,000
Total	$40,000
Investor Representative

For the three months ended
December 31, 2018
Consultant- Related Party	$36,075
Total	$36,075
Scott VanderMeer

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

During the three months ended December 31, 2018, Mick Ruxin, M.D., Company CEO, incurred $44,361 in salary and wages.

During the three months ended December 31, 2018, Jeffrey Busch, Chairman of the Board, incurred $7,500 of salary and wages.

During the three months ended December 31, 2018, the Investor Representative, incurred $40,000 of consultant fees – related party.

During the three months ended December 31, 2018, Scott VanderMeer, acting CFO, incurred $36,075 of consultant fees – related party.

Directors – Series A

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

NOTE 10 – SUBSEQUENT EVENTS

On February 8, 2019, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of thirty-five thousand (35,000) shares of its Series A Preferred Stock for aggregate gross proceeds of $35,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;
●	our inability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	if we are unable to successfully acquire, develop or commercialize new products;
●	our expenditures not resulting in commercially successful products;
●	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;
●	the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and
●	other factors discussed under the section entitled “Risk Factors” set forth in our Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission.

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

Overview

During the fiscal year ended September 30, 2018, the Company curtailed its operations as a result of its limited operating capital. Since the end of the fiscal year ended September 30, 2018 through the filing of this report, we have focused on executing our business plan by commercializing our proprietary data-generating technology in the area of oncology, as well as focusing on the relocation and opening of a revenue producing CAP/CLIA laboratory. The Company is focused on improving revenues in the pharma services business by acquiring customers with oncology-focused preclinical and clinical drug development programs. The Company is establishing business relationships with pharmaceutical companies in early and late stage clinical development.

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

As a result of the cost cutting measures taken during the fiscal year ended September 30, 2018, the Company substantially curtailed the use of the CLIA laboratory. As a result of these cost cutting measures, the Company was unable to timely make certain payments on the terms of the lease. As a result, the Company defaulted on its lease at the location of the Maryland laboratory and the landlord held the equipment located in the facility as collateral for amounts owed under the lease. AVDX Investors Group, LLC (“AVDX”), an entity controlled by Jeff Busch, our Executive Chairman (“Busch”) loaned the Company the capital to purchase the equipment. The note issued to AVDX is a demand promissory note that bears no interest and is secured by the equipment. During the fiscal year ended September 30, 2018, AVDX, Busch and his affiliated entities also loaned and/or paid certain obligation amounts on behalf of the Company.

Once the Company reacquired the equipment for the laboratory, management undertook a review of the Company’s current operations and decided to move the CLIA laboratory from Maryland to Golden, Colorado (the “New Lab”) In connection with the relocation to the New Lab, the Company executed a lease, built out the space for the New Lab and moved the equipment from Maryland to Colorado. In connection with this relocation, management, in consultation with scientists from George Mason University, the licensor of the Company’s Theralink® technology (“Licensor”), evaluated the status of the Company’s equipment. It was determined that the equipment was not properly maintained and was left in poor working order by prior management. As a result, the Company had to spend approximately $152,209 during the calendar year ended December 31, 2018 to have the equipment fixed for the New Lab, so the Licensor could assist management with the set up and validation of the equipment to be used for the technology. The Company continues to build out the lab and plans to have it operational during the fiscal year ended September 30, 2019.

Results of Operations

Comparison of the Three Months Ended December 31, 2018 to the Three Months Ended December 31, 2017

Revenue

For three months ended December 31, 2018, total revenue was $-0- compared to $-0- for the same period in fiscal 2017. The revenue for the three months ended December 31, 2017 and 2018 was related to pharma projects and is comprised of performance under research and development contracts.

Cost of Revenue

We did not have revenue or cost of revenue for the period December 31, 2017 or 2018.

Operating Expenses

General and administrative expenses

General and administrative expenses increased by $29,172 from $247,832 to $277,004 for the three months ended December 31, 2018, as compared to the same period in 2017. The overall increase is primarily result of the increase in salaries and wages, payroll expenses, and conferences . In addition, during the current quarter, we amortized certain intangible assets and patents. As such, amortization was $121,024 for the three months ended December 31, 2018 as compared to $111,898 for the same period, last year.

Professional fees

Professional fee expenses increased by $128,156 from $112,803 to $240,959 for the same period, respectively which was primarily due from legal and consultants fees incurred in the current period. Common stock issued for professional services was expensed at the grant date stock price.

Other Expenses:

Interest expense

Interest expense during the three months ended December 31, 2018 was $6,744 compared to $33,738 for the three months ended December 31, 2017. Interest expense primarily consists of accrued interest incurred relating to our issued convertible and nonconvertible notes payable.

Loss on change in fair value of derivative

During three months ended December 31, 2018, we had convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $86,403 on change in fair value of derivative liabilities for the three months ended December 31, 2018.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of:

	December 31, 2018	September 30, 2018
Current assets	$62,248	$30,896
Current liabilities	3,029,772	2,748,468
Working capital	$(2,967,524)	$(2,717,572)

Current assets increased by $31,352 from $30,896 to $62,248 for the three months ended December 31, 2018, as compared to September 30, 2018. The overall increase is primarily due to the subscriptions of Series A during the three months ended December 31, 2018 for net proceeds of $259,470 and $-0-, respectively.

The decline in the working capital deficit is primarily due to an increase in accounts payable and accrued expenses, accrued payroll and benefits and offset by an increase of cash and reduction in derivative liabilities.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31, 2018 and 2017:

	There Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(297,919)	$29,619
Net cash provided by (used in) investing activities	69,800	20,000
Net cash provided by financing activities	259,470	-
Change in cash	$31,352	$49,619

Total net cash decreased due to a decrease in cash provided by operating activities which was offset by changes in our operating assets and liabilities of ($202,492), amortization and depreciation of $9,024, and with loss on change in derivative liability of ($86,403) for the three months ended December 31, 2018. Net cash provided by investing activities for the three months ended December 31, 2018 compared to December 31, 2017 was primarily from licensing and other assets of $69,800 and $20,000, respectively. Net cash provided by financing activities for the three months ended December, 31 2018 is due to net cash proceeds from the issuance of preferred stock of $259,470 compared to $-0- for December 31, 2017.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception of approximately $33.98 million. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

Cash Requirements

Our plan of operation over the next 12 months is to:

●	Get current with the Securities and Exchange Commission;
●	Hire 2 Ph.D.’s, 1 histotech and an office manager to begin the staffing of the lab;
●	Open the laboratory under GLP compliance;
●	Begin the process for CAP/CLIA certification;
●	Continue on the road map towards a reimbursement code;
●	Hire a Chief Financial Officer or Manager of Finance;
●	Obtain contracts for pre-clinical and clinical research with biopharma companies;
●	Continue to seek financing to grow the company

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended December 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 24, 2017, John G. Hartwell (“Hartwell”) and Corrine Ramos (“Ramos” and collectively with Hartwell, the “Plaintiffs”) filed a lawsuit against the Company, Avant Diagnostics Acquisition Corp. and Gregg Linn (collectively the “Defendants”) in the Circuit Court for Montgomery County, Maryland (Case Number 432180-V) (the “MD Court”), On or about June 8, 2017, the parties entered into a settlement agreement pursuant to which the Company agreed to pay Defendants an aggregate of approximately $154,000 in installments as set forth in the agreement (the “Initial Settlement Agreement”). The first payment of $29,819.99 was made by the Defendants to Plaintiffs on or about July 10, 2017. As a result of the first payment being made pursuant to the Initial Settlement Agreement, Plaintiffs dismissed the action against the Defendants without prejudice on or about July 13, 2017. The Company subsequently defaulted on the terms of the Initial Settlement Agreement. On or about April 2, 2018, John G. Hartwell (“Hartwell”) and Corrine Ramos (“Ramos” and collectively with Hartwell, the “Plaintiffs”) refiled a lawsuit against the Company, Avant Diagnostics Acquisition Corp. and Gregg Linn (collectively the “Defendants”) in the Circuit Court for Montgomery County, Maryland (Case Number 445068-V) (the “MD Court”) On or about February 15, 2019, the parties entered into a new settlement agreement pursuant to which the Company agreed to pay Defendants an aggregate of approximately $132,280 in installments as set forth in the agreement. The first payment of $10,000 was made by the Defendants to Plaintiffs on or about February 15, 2019.

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

On September 18, 2018, the Company was named as a respondent in an Order Instituting Administrative Proceedings and Notice of Hearing brought by the SEC pursuant to Section 12(j) of the Exchange Act, File No. 3-18784 (the “Hearing”). The purpose of the Hearing before an Administrative Law Judge is to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months or revoke the registration, of each class of securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934. The Hearing was scheduled because the Company was delinquent in its periodic filings with the SEC. Subsequent to September 18, 2018, the Company filed Form 10-Qs for each of the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017, its Form 10-K for its fiscal year ended September 30, 2017, Form 10-Qs for each of the quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 and its Form 10-K for the fiscal year ended September 30, 2018. Upon the filing of this Form 10-Q for the quarter ended December 31, 2018, the Company will be current in its reports with the SEC. To date, the Company and the SEC have not had any substantive discussions regarding the Hearing. In light of the Company becoming current in its periodic reports with the SEC and the lack of any notice of further action by the SEC, the Company does not believe a Hearing is necessary and appropriate to protect the interest of investors, however there can be no assurance that the SEC will not take further steps to pursue the Hearing despite the fact that the Company is current in its reporting obligations with the SEC.

On or about February 26, 2019, Michael Linn filed a lawsuit against the Company in the Superior Court of the State of Arizona, County of Maricopa (Case Number CC2019042166RC) alleging breach of contract for the failure to pay for services rendered in April and May 2017. The Company denies the material allegations of this complaint and intends to vigorously defending itself in this action. The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matter stated above or otherwise.

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

AVANT DIAGNOSTICS, INC.

Date: March 13, 2019	By:	/s/ Mick Ruxin
Mick Ruxin, M.D.
Chief Executive Officer (Principal Executive Officer)